Form 10-Q
period 1995-06-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1995-08-11
CIK 801543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-12898

                                [SOURCE ONE LOGO]
                         MORTGAGE SERVICES CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                               38-2011419
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

          27555 Farmington Road, Farmington Hills, Michigan 48334-3357 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (810) 488-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No           .
    ----------    ----------

As of August 8, 1995, the number of shares of the Registrant's Common Stock outstanding was 2,345,336.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                             NO.
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Condition
     June 30, 1995 (Unaudited) and December 31, 1994........................  2

     Consolidated Statements of Income (Unaudited),
     Six Months and Three Months Ended June 30, 1995 and 1994...............  3

     Consolidated Statements of Cash Flows (Unaudited),
     Six Months Ended June 30, 1995 and 1994................................  4

     Notes to Consolidated Financial Statements
     (Unaudited)............................................................  5-6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  7-12

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  13

     SIGNATURES.............................................................  14

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                      (thousands, except for share amounts)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     June 30,          December 31,
                                                                                                       1995                1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
ASSETS
Cash                                                                                               $     4,615          $     1,240
Short-term investments                                                                                  10,651               44,128
Mortgage loans receivable                                                                              354,117              210,472
Pool loan purchases                                                                                    171,181              163,859
Loans held for investment                                                                               21,866               19,775
Capitalized servicing (net)                                                                            363,756              530,450
Common equity securities (net)                                                                          13,821               45,140
Long-term investments                                                                                    4,755                6,068
Mortgage claims receivable and real estate acquired
   (net of allowance for loan losses of $13,350)                                                        45,019               49,785
Premises and equipment                                                                                  33,104               36,173
Other assets                                                                                           112,491              102,922
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $ 1,135,376          $ 1,210,012
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Debt                                                                                            $   639,664          $   647,251
   Accounts payable and other liabilities                                                              111,978               86,674
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                      751,642              733,925
- -----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value, 12,000,000 shares authorized, 4,000,000 shares of 8.42% cumulative, Series A (aggregate
      liquidation preference of $100,000) issued and outstanding                                            40                   40
   Common stock, $.01 par value, 8,000,000 shares authorized,
      2,345,336 and 3,206,049 shares issued and outstanding
      as of June 30, 1995 and December 31, 1994, respectively                                               23                   32
   Paid-in capital                                                                                     412,309              522,032
   Unrealized investment loss (net)                                                                     (1,760)              (4,065)
   Retained deficit                                                                                    (26,878)             (41,952)
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             383,734              476,087
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 1,135,376          $ 1,210,012
- -----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share amounts)
                                   (Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                          Six Months Ended                    Three Months Ended
                                                                              June 30,                              June 30,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        1995             1994              1995               1994
- -----------------------------------------------------------------------------------------------------------------------------------
REVENUE

Mortgage servicing revenue                                           $ 75,381          $ 84,594          $ 34,215          $ 40,919
Amortization of capitalized servicing                                  24,483            45,752            10,844            19,216
- -----------------------------------------------------------------------------------------------------------------------------------
   Net servicing revenue                                               50,898            38,842            23,371            21,703
- -----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                        16,238            49,280             8,992            19,863
Interest expense                                                       12,297            38,911             5,214            17,199
- -----------------------------------------------------------------------------------------------------------------------------------
   Net interest revenue                                                 3,941            10,369             3,778             2,664
- -----------------------------------------------------------------------------------------------------------------------------------
Net realized investment gain (loss) on exchange
   of securities with affiliate                                           216            (8,596)              216            (8,596)
Net realized investment (loss) gain                                      (678)            2,115               165               (43)
Net (loss) gain on sale of mortgages                                   (3,834)           28,807            (2,503)           16,576
Net gain on sale of servicing                                          28,229                --                --                --
Other                                                                   7,034            14,769             3,510             6,852
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                          85,806            86,306            28,537            39,156
- -----------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Salaries and employee benefits                                         28,294            30,113            13,347            16,051
Office occupancy and equipment                                          7,412             9,349             3,729             4,721
Provision for loan losses                                               2,587             3,016             1,370             1,302
Other operating expenses                                               15,635            24,188             8,087            11,510
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                         53,928            66,666            26,533            33,584
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary loss
   and cumulative effect of accounting change                          31,878            19,640             2,004             5,572
Income tax expense                                                     11,692             7,207             1,014             2,213
- -----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and cumulative
   effect of accounting change                                         20,186            12,433               990             3,359
Extraordinary loss on retirement of debt (net
   of income tax benefit)                                                (902)               --              (227)               --
Cumulative effect of change in accounting for
   purchased mortgage servicing rights (net of
   deferred income tax benefit)                                            --           (44,296)               --                --
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $ 19,284          $(31,863)         $    763          $  3,359
Less dividends on preferred stock                                       4,210             2,432             2,105             2,105
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                         $ 15,074          $(34,295)         $ (1,342)         $  1,254
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE:
Before extraordinary loss and cumulative effect
   of accounting change                                              $   5.64          $   2.65          $   (.45)         $    .37
Extraordinary loss                                                       (.32)               --              (.09)               --
Cumulative effect of accounting change                                     --            (11.75)               --                --
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                   $   5.32          $  (9.10)         $   (.54)         $    .37
- -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                            1995                 1994
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                                $  19,284            $   (31,863)
Noncash items included in the determination of net income (loss):
   Amortization of capitalized servicing                                                            24,483                 45,752
   Provision for loan losses                                                                         2,587                  3,016
   Depreciation and amortization                                                                     3,874                  4,485
   Net realized loss on investments                                                                    462                  6,481
   Amortization of goodwill                                                                          1,045                  1,045
   Gain on sale of servicing                                                                       (28,229)                    --
   Amortization of deferred gain on sale of servicing                                               (2,276)                    --
Net (increase) decrease in mortgage loans receivable                                              (143,645)               790,299
Net increase (decrease) in accounts payable and other liabilities                                   36,548                (77,854)
Net decrease in other assets                                                                         1,008                 40,462
Net change in current and deferred income taxes receivable and payable                              11,555                  7,076
Extraordinary loss on retirement of debt                                                               902                     --
Cumulative effect of change in accounting for
   purchased mortgage servicing rights                                                                  --                 44,296
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                   (72,402)               833,195
- -----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Collections on pool loan purchases, mortgage claims
   receivable and real estate acquired                                                              80,903                126,759
Additions to pool loan purchases, mortgage claims
   receivable and real estate acquired                                                             (86,046)              (138,956)
Capitalized excess servicing income                                                                 (1,971)               (12,644)
Additions to capitalized servicing                                                                 (28,440)               (21,342)
Sale of servicing                                                                                  169,774                 20,046
Net decrease (increase) in short-term investments                                                   33,477               (132,378)
Principal payments received on long-term investments                                                   364                  1,142
Additions to long-term investments                                                                     (51)                   (82)
Purchase of common equity securities                                                                    --                (70,830)
Proceeds from sales of common equity securities                                                     15,031                 72,276
Net disposition (acquisition) of premises and equipment                                                451                 (2,453)
Net (increase) decrease in loans held for investment                                                (2,091)                 2,801
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                   181,401               (155,661)
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper                                                         799,874              1,004,950
Repayments on commercial paper                                                                    (610,774)            (1,483,975)
Net decrease in credit agreement borrowings                                                       (114,638)              (299,402)
Retirement of debt                                                                                 (85,872)                    --
Repurchase of common stock                                                                         (90,004)                    --
Net proceeds from issuance of preferred stock                                                           --                 96,850
Dividends paid                                                                                      (4,210)                (1,029)
Other                                                                                                   --                    (24)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                             (105,624)              (682,630)
- -----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                      3,375                 (5,096)
Cash at beginning of period                                                                          1,240                  6,954
- -----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                            $   4,615            $     1,858
- -----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 29, 1995.

   Certain reclassifications have been made to the financial statements for 1994 to conform to the 1995 presentation.

DEBT

   In March 1995, the Company consolidated its three then existing credit facilities into a single facility in the amount of $500 million, which can be increased at the Company's option with bank concurrence up to $1.0 billion. Borrowings under the consolidated facility, which matures in March 1998, are secured primarily by the Company's mortgage loans receivable and mortgage servicing portfolio. As of August 8, 1995, no borrowings were outstanding under the consolidated facility.

RECENTLY ISSUED ACCOUNTING STANDARD

   In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, which requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

   The provisions of the statement are required to be applied prospectively in years beginning after December 15, 1995 to transactions involving the origination or acquisition of servicing rights, and to impairment evaluations of all capitalized servicing rights whenever acquired. Earlier application is encouraged and retroactive application prior to the year of adoption is prohibited. The Company currently expects to adopt the provisions of SFAS No. 122 for fiscal year 1995.

   It is expected that the adoption of SFAS No. 122, as it relates to the capitalization of originated mortgage servicing rights, will have a moderately favorable impact on the Company's reported financial condition and results of operations. However, management is currently unable to estimate the effects of the impairment provisions of adopting the new statement.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   (continued)

STOCKHOLDERS' EQUITY

   In connection with the sale of servicing to a third party on March 31, 1995, the Company transferred $90.0 million in cash and $19.5 million in common equity securities and investments to Fund American Enterprises, Inc., ("FAE"), the Company's parent, in April 1995, in exchange for shares of the Company's common stock which were retired. All of the common equity securities involved in such exchange were actively traded, readily marketable, and listed on a national exchange and, for purposes of such exchange, were valued at their reported closing prices on the day preceding the exchange.

NET INCOME PER SHARE

   Net income per share amounts were computed based on 2,468,295 and 3,411,826 weighted average total number of common shares outstanding for the three months ended June 30, 1995 and 1994, respectively. Net income per share amounts were computed based on 2,835,134 and 3,768,990 weighted average total number of common shares outstanding for the six months ended June 30, 1995 and 1994, respectively.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS - SIX MONTH AND THREE MONTH PERIODS ENDED
                         JUNE 30, 1995 AND 1994

   Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") had net income of $19.3 million for the six months ended June 30, 1995 compared to a net loss of $31.9 million for the first six months of 1994. The 1995 net income amount includes a $28.2 million pretax, $18.3 million after tax, gain on the sale of servicing to a third party. The 1994 net loss amount reflects a $44.3 million after tax charge related to adopting a change in accounting methodology for measuring impairment on the Company's purchased mortgage servicing rights asset. For the three month periods ended June 30, 1995 and 1994, the Company reported net income of $.8 million and $3.4 million, respectively.

   In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, which requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

   The provisions of SFAS No. 122 are required to be applied prospectively in years beginning after December 15, 1995 to transactions involving the origination or acquisition of servicing rights, and to impairment evaluations of all capitalized servicing rights whenever acquired. Earlier application is encouraged and retroactive application prior to the year of adoption is prohibited. The Company currently expects to adopt the provisions of SFAS No. 122 for fiscal year 1995.

   It is expected that the adoption of SFAS No. 122, as it relates to the capitalization of originated mortgage servicing rights, will have a moderately favorable impact on the Company's reported financial condition and results of operations. However, management is currently unable to estimate the effects of the impairment provisions of adopting the new statement.

   Net servicing revenue increased to $50.9 million for the first half of 1995 from $38.8 million for the comparable 1994 period. The increase reflects lower mortgage servicing revenue resulting from the sale of $9.9 billion of servicing to a third party in the first quarter of 1995, and decreased amortization of the capitalized mortgage servicing asset due to a decrease in actual and anticipated mortgage loan prepayments and a lower capitalized servicing asset. Exclusive of the impact of adopting SFAS No. 122, management anticipates that amortization of the capitalized mortgage servicing asset in 1995 would continue to be lower when compared to 1994 due to lower actual and anticipated loan prepayments. However, should interest rates decline and mortgage loan prepayments accelerate, amortization expense would be expected to increase in future periods. However, there can be no assurance that these results will occur.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

   The Company's mortgage loan servicing portfolio totalled $28.7 billion as of June 30, 1995 versus $39.6 billion as of December 31, 1994 and $38.9 billion as of June 30, 1994. The decline in the servicing portfolio balance is mainly due to the sale of $9.9 billion of servicing to a third party for gross proceeds (before taxes and expenses) of $189.5 million in the first quarter of 1995. Management's intent regarding the sale was to take advantage of the substantial increase in the value of servicing rights that was created by the rise in interest rates during 1994 and to bring servicing and origination activities into better balance. Under circumstances deemed appropriate by management, additional sales transactions may occur in the future.

   Mortgage loan production decreased to $939 million for the first half of 1995 compared to $3,372 million for the comparable 1994 period. Mortgage loan production for the quarter ended June 30, 1995 decreased to $610 million compared to $1,277 million for the 1994 second quarter. Regular mortgage loan payoffs decreased to $863 million for the first six months of 1995 compared to $3,438 million for the comparable 1994 period. Regular mortgage loan payoffs for the quarter ended June 30, 1995 decreased to $479 million compared to $1,255 million for the 1994 second quarter. (See table on page 9). The decreases in mortgage loan production and payoffs reflect increases in market interest rates and a corresponding fall off in refinancing activity from early 1994 levels.

   Net interest revenue was $3.9 million for the six months ended June 30, 1995 versus $10.4 million for the comparable 1994 period. The decrease is primarily the result of a decrease in average mortgage loans receivable inventory and related short-term debt borrowings associated with the decrease in mortgage loan production during 1995 compared to 1994.

   Net realized investment gain on exchange of securities with affiliate was $.2 million for the six months ended June 30, 1995 versus a net realized investment loss of $8.6 million for the same period of 1994, which were the results of transfers of common equity securities and investments totalling $19.5 million in 1995 and $112 million in 1994 to Fund American Enterprises, Inc. ("FAE"), the Company's parent, in exchange for shares of the Company's common stock held by FAE which were retired by the Company.

   Net loss on sale of mortgages into the secondary market totalled $3.8 million for the first half of 1995 compared to a net gain on sale of mortgages of $28.8 million for the comparable 1994 period. Net loss on sale of mortgages was $2.5 million for the second quarter of 1995 compared to net gain on sale of mortgages of $16.6 million for the 1994 second quarter. The deterioration is attributable to a decrease in mortgage loan sales volume due to lower mortgage loan production, particularly sales of premium refinance products, during the first half of 1995 compared to 1994 and intensive price competition during 1995. Management anticipates that the net gain on sale of mortgages will continue to be unfavorable during the remainder of 1995 compared to 1994 primarily as a result of continued intense price competition.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

   A summary of the Company's mortgage loan production and servicing portfolio follows:

- --------------------------------------------------------------------------------------------------------------------------------
                                                                           Six Months Ended                  Three Months Ended
                                                                               June 30,                            June 30,
- -------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                       1995              1994             1995              1994
- -------------------------------------------------------------------------------------------------------------------------------
LOAN PRODUCTION
Originations by loan type:
  FHA/VA Insured                                                     $   522          $ 1,451          $   335          $   569
  Conventional                                                           417            1,921              275              708
- -------------------------------------------------------------------------------------------------------------------------------
Total                                                                $   939          $ 3,372          $   610          $ 1,277
- -------------------------------------------------------------------------------------------------------------------------------
Originations by source:
  Retail                                                             $   525          $ 2,034          $   332          $   739
  Wholesale                                                              414            1,338              278              538
- -------------------------------------------------------------------------------------------------------------------------------
Total                                                                $   939          $ 3,372          $   610          $ 1,277
- -------------------------------------------------------------------------------------------------------------------------------
SERVICING PORTFOLIO (a)
Beginning balance                                                    $39,568          $38,403          $28,970          $38,484
  Sale of servicing                                                   (9,893)              --               --               --
  Mortgage loan production                                               939            3,372              610            1,277
  Servicing acquisitions                                                  --            2,056               --            1,010
  Servicing released, principal amortization,
   foreclosures and other                                             (1,005)          (1,523)            (355)            (646)
  Regular payoffs                                                       (863)          (3,438)            (479)          (1,255)
- -------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $28,746          $38,870          $28,746          $38,870
- -------------------------------------------------------------------------------------------------------------------------------

                                                                                                   June 30,         December 31,
                                                                                                     1995              1994
- -------------------------------------------------------------------------------------------------------------------------------
Weighted average net servicing fee (at end of period) (c)                                            .427%             .414%
Weighted average interest rate (a)(b)                                                                8.29%             8.14%
Number of loans serviced (a)(b)                                                                   442,352           543,428
Percent delinquent (a)(b)(d)                                                                         4.90%             4.84%
- -----------------------------------------------------------------------------------------------------------------------------------

   (a) Includes loans subserviced for others having a principal balance of $4,190 million and $4,294 million at June 30, 1995 and December 31, 1994, respectively.

   (b) Excludes $1,651 million outstanding principal balance of interim servicing as of December 31, 1994.

   (c) Excludes loans subserviced for others having a principal balance of $4,190 million and $4,294 million as of June 30, 1995 and December 31, 1994, respectively.

   (d) Includes loans in process of foreclosure.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

   Net gain on sale of servicing was $28.2 million for the 1995 first half resulting from the sale of $9.9 billion of the Company's mortgage loan servicing portfolio to a third party in the first quarter of 1995.

   Other revenue, which consists primarily of loan processing fees, insurance commissions and brokerage fees, was $7.0 million and $14.8 million for the six months ended June 30, 1995 and 1994, respectively. For the second quarters of 1995 and 1994, other revenue was $3.5 million and $6.9 million, respectively. Loan processing fees tend to decrease or increase with mortgage loan production. Accordingly, the decreases reflect the decrease in mortgage loan production in 1995 compared to 1994.

   Salaries and employee benefits expense was $28.3 million and $30.1 million for the six months ended June 30, 1995 and 1994, respectively, and $13.3 million and $16.1 million for the quarters ended June 30, 1995 and 1994, respectively. Generally accepted accounting principles ("GAAP") require loan origination fees to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense. A decline in loan origination fees, reflecting lower mortgage loan production during 1995 versus 1994, offset the decreases in unadjusted salaries and employee benefits expense. Excluding the effects of loan origination fees, salaries and employee benefits expense would have decreased $17.1 million and $6.3 million for the six month and three month periods ended June 30, 1995, respectively, compared to the same 1994 periods, as indicated in the following table, reflecting downsizing of the production network.

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended                          Three Months Ended
                                                                     June 30,                                     June 30,
- -----------------------------------------------------------------------------------------------------------------------------------
(thousands)                                                1995                  1994                  1995                  1994
- -----------------------------------------------------------------------------------------------------------------------------------
Unadjusted salaries and employee
   benefits expense                                      $ 35,054              $ 52,173              $ 17,581              $ 23,873
GAAP net origination revenues                              (6,760)              (22,060)               (4,234)               (7,822)
- -----------------------------------------------------------------------------------------------------------------------------------
GAAP salaries and employee
   benefits expense                                      $ 28,294              $ 30,113              $ 13,347              $ 16,051
- -----------------------------------------------------------------------------------------------------------------------------------

   Office occupancy and equipment expense decreased to $7.4 million for the first half of 1995 compared to $9.3 million for the 1994 first half. Office occupancy and equipment expense decreased to $3.7 million for the second quarter of 1995 compared to $4.7 million for the 1994 second quarter. In conjunction with a restructuring plan implemented in 1994, the decrease reflects lower office lease and other loan production related expenses associated with downsizing the production network.

   Other operating expenses, which consist primarily of loan processing expenses and general and administrative expenses, decreased to $15.6 million for the six months ended June 30, 1995 from $24.2 million for the comparable 1994 period. Other operating expenses decreased to $8.1 million for the 1995 second quarter compared to $11.5 million for the 1994 second quarter. The decreases reflect a decrease in loan processing expenses associated with lower mortgage loan production and decreases in general and administrative expenses related to downsizing the production network during late 1994 and into the first quarter of 1995.

   Management anticipates that office occupancy and equipment and other operating expenses will continue to be lower for the remainder of 1995 compared to 1994 as a result of a restructuring plan implemented in 1994 to bring the mortgage loan production network in line with anticipated levels of mortgage loan production. However, there can be no assurance that this result will occur.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

   LIQUIDITY AND CAPITAL RESOURCES

 Short-term investments, mortgage loans receivable and the mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet liquidity needs. The Company's primary sources of cash during the first half of 1995 were funds provided by operations, the sale of servicing and the issuance of commercial paper. Cash has primarily been used for mortgage loan production, additions to capitalized servicing and pool loan purchases, repayments of commercial paper and short-term credit agreement borrowings, and the retirement of debt.

   The following table summarizes total debt outstanding:

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,           December 31,
                                                                                                    1995                 1994
- ---------------------------------------------------------------------------------------------------------------------------------
(thousands)
Commercial paper, weighted average interest rates
   of 6.20% and 5.83% as of June 30, 1995 and
   December 31, 1994, respectively                                                               $215,200                $ 26,100

Secured credit agreements, weighted average interest
   rates of 6.71% and 7.21% as of June 30, 1995 and
   December 31, 1994, respectively                                                                 75,000                 195,000

Credit agreement, weighted average interest rates
   of 6.72% and 5.38% as of June 30, 1995 and
   December 31, 1994, respectively                                                                  8,967                   3,753

Medium-term notes due 1996, weighted average
   interest rate of 9.65%                                                                          29,700                  40,000

8.25% debentures due November 1, 1996                                                              74,650                 125,000

8.875% medium-term notes due October 15, 2001                                                     138,355                 160,000

9.0% debentures due June 1, 2012                                                                  100,000                 100,000

Less unamortized discount,
 premium and issuance costs (net)                                                                  (2,208)                 (2,602)
- -----------------------------------------------------------------------------------------------------------------------------------
Total debt                                                                                       $639,664                $647,251
- -----------------------------------------------------------------------------------------------------------------------------------

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   In March 1995, the Company consolidated its three then existing credit facilities into a single credit facility in the amount of $500 million, which can be increased at the Company's option with bank concurrence up to $1.0 billion. Borrowings under the consolidated facility, which matures in March 1998, are secured primarily by the Company's mortgage loans receivable and mortgage servicing portfolio. As of August 8, 1995, no borrowings were outstanding under the consolidated facility.

   The Company's consolidated secured credit agreement contains covenants which limit its ability to pay dividends or make distributions on its capital in addition to preferred stock dividends. These covenants also require the Company to maintain a certain level of total tangible net worth and a certain ratio of debt to total tangible net worth. The Company is currently in compliance with all such covenants.

   The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the six months ended June 30, 1995 or during 1994.

   On March 31, 1995, the Company sold $9.9 billion of its mortgage servicing portfolio to a third party for gross proceeds (before taxes and expenses) of $189.5 million. The transaction resulted in a pretax gain of $28.2 million in the first quarter of 1995. The portion of the Company's mortgage servicing portfolio that was sold consisted of approximately 114,000 loans that had a weighted average interest rate of 7.72% and were representative of the Company's entire mortgage servicing portfolio. The loans were secured by properties located principally in California, Washington, Texas and Florida. Management's intent regarding the sale was to take advantage of the substantial increase in the value of servicing rights that was created by the rise in interest rates during 1994. Under circumstances deemed appropriate by management, additional sales transactions may occur in the future.

   During the first half of 1995, the Company retired $82.3 million of public debt. The Company recorded an extraordinary loss after tax of $.9 million on these retirements. The Company may retire additional debt during the remainder of 1995.

   In connection with the sale of servicing to a third party on March 31, 1995, the Company transferred $90.0 million in cash and $19.5 million in common equity securities and investments to FAE, in April 1995, in exchange for shares of the Company's common stock which were retired. All of the common equity securities involved in such exchange were actively traded, readily marketable, and listed on a national exchange and, for purposes of such exchange, were valued at their reported closing prices on the day preceding the exchange.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

            Exhibit
              No.         Description

              27          Financial Data Schedule

b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1995.

     (i) April 25, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of April 1995 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (ii) April 28, 1995: Reported Distribution Date Statements for April 25, May 1, May 1, and April 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

     (iii) May 25, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of May 1995 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (iv) May 26, 1995: Reported Distribution Date Statements for May 25, June 1, June 1, and May 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

     (v) June 26, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of June 1995 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (vi) June 27, 1995: Reported Distribution Date Statements for June 25, June 25, July 1, July 1 and June 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1,
           respectively.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOURCE ONE MORTGAGE SERVICES CORPORATION
                                      ----------------------------------------
                                                   (Registrant)


Date:    August 8, 1995          /s/ Mark A. Janssen
                               ------------------------------------------------
                                 MARK A. JANSSEN
                                 Senior Vice President and Controller
                                 (Chief Accounting Officer)

                                EXHIBIT INDEX


                                                                                            SEQUENTIALLY
 EXHIBIT                                                                                      NUMBERED
 NUMBER                                   DESCRIPTION                                           PAGE
 -------                                  -----------                                        ------------
27      --      Financial Data Schedule