Form 10-Q
period 1995-09-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1995-11-14
CIK 801543

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________
                         Commission file number 1-12898


               [Source One Mortgage Services Corporation Logo]

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
                                               -----       -----



There is no aggregate market value of the voting stock held by non-affiliates of the Registrant.

As of November 10, 1995, the number of shares of the Registrant's Common Stock outstanding was 2,345,336.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                        PAGE NO.
   ITEM 1. FINANCIAL STATEMENTS

      Consolidated Statements of Condition
      September 30, 1995 (Unaudited) and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

      Consolidated Statements of Income (Unaudited),
      Nine Months and Three Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .     3

      Consolidated Statements of Cash Flows (Unaudited),
      Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

      Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5-6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-13

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                    (in thousands, except for share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                          September 30,              December 31,
                                                                               1995                      1994
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS
Cash                                                                      $          46              $      1,240
Short-term investments                                                           17,313                    44,128
Mortgage loans receivable                                                       388,263                   210,472
Pool loan purchases                                                             135,128                   163,859
Loans held for investment                                                        23,336                    19,775
Capitalized servicing (net)                                                     367,512                   530,450
Common equity securities (net)                                                    9,601                    45,140
Long-term investments                                                             5,621                     6,068
Mortgage claims receivable and real estate acquired
 (net of allowance for loan losses of $13,000 at
 September 30, 1995 and $13,350 at December 31, 1994)                            43,762                    49,785
Premises and equipment                                                           32,040                    36,173
Other assets                                                                     92,974                   102,922
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $   1,115,596           $     1,210,012
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt                                                                    $     632,736               $   647,251
  Accounts payable and other liabilities                                         97,656                    86,674
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               730,392                   733,925
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.01 par value, 12,000,000 shares
  authorized, 4,000,000 shares of 8.42% cumulative
  Series A (aggregate liquidation preference of $100,000)
  issued and outstanding                                                             40                        40
 Common stock, $.01 par value, 8,000,000 shares
  authorized, 2,345,336 and 3,206,049 shares issued and
   outstanding as of September 30, 1995 and December
   31, 1994, respectively                                                            23                        32
 Paid-in capital                                                                412,309                   522,032
 Unrealized investment loss (net)                                                  (945)                   (4,065)
 Retained deficit                                                               (26,223)                  (41,952)
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      385,204                   476,087
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,115,596                $1,210,012
====================================================================================================================



See accompanying notes to consolidated financial statements.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended                Three Months Ended
                                                                    September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                1995          1994               1995          1994
----------------------------------------------------------------------------------------------------------------------
Revenue
Mortgage servicing revenue                                  $  107,439    $  125,990         $   32,058     $  41,396
Amortization of capitalized servicing                           51,676        68,521             14,564        22,769
----------------------------------------------------------------------------------------------------------------------
 Net servicing revenue                                          55,763        57,469             17,494        18,627
----------------------------------------------------------------------------------------------------------------------
Interest income                                                 27,476        62,259             11,238        12,979
Interest expense                                                19,638        50,546              7,386        11,635
----------------------------------------------------------------------------------------------------------------------
 Net interest revenue                                            7,838        11,713              3,852         1,344
----------------------------------------------------------------------------------------------------------------------
Net realized investment gain (loss) on
 exchange of securities with affiliate                             216        (8,596)               --            --
Net realized investment (loss) gain                               (543)        3,841                135         1,726
Net gain on sale of mortgages                                   15,328        30,613              9,552         1,806
Net gain on sale of servicing                                   28,229            --                 --            --
Other                                                           10,506        19,855              3,547         5,086
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                   117,337       114,895            34,580        28,589
----------------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                   41,152        48,158             12,872       18,045
Office occupancy and equipment                                   10,975        13,974              3,563        4,625
Provision for loan losses                                         4,374         5,194              1,787        2,178
Other operating expenses                                         24,391        33,769              8,714        9,581
----------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                   80,892       101,095             26,936       34,429
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary
 loss and cumulative effect of accounting change                 36,445        13,800              7,644       (5,840)
Income tax expense (benefit)                                     13,499         5,383              2,884       (1,824)
----------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and cumulative
 effect of accounting change                                     22,946         8,417              4,760       (4,016)
Extraordinary loss on retirement of debt (net
 of income tax benefit)                                           (902)            --                 --           --
Cumulative effect of change in accounting for
 purchased mortgage servicing rights (net of
 deferred income tax benefit)                                        --       (44,296)                --           --
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $       22,044    $  (35,879)       $     4,760   $   (4,016)
Less dividends on preferred stock                                 6,315         4,537              2,105        2,105
----------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock             $       15,729    $  (40,416)       $     2,655   $   (6,121)
======================================================================================================================
Net income (loss) per common share:
 Before extraordinary loss and cumulative effect
  of accounting change                                   $         6.23    $     1.08        $      1.13   $    (1.86)
 Extraordinary loss                                               (0.34)           --                 --           --
 Cumulative effect of accounting change                              --        (12.28)                --           --
----------------------------------------------------------------------------------------------------------------------
 Net income (loss) per common share                      $         5.89    $   (11.20)       $      1.13   $    (1.86)
======================================================================================================================

See accompanying notes to consolidated financial statements.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


-----------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                            1995          1994
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                         $ 22,044     $(35,879)
 Noncash items included in the determination of net income (loss):
   Amortization of capitalized servicing                                    51,676       68,521
   Provision for loan losses                                                 4,374        5,194
   Depreciation and amortization                                             5,600        6,859
   Net realized loss on investments                                            327        4,755
   Amortization of goodwill                                                  1,568        1,568
   Gain on sale of servicing                                               (28,229)          --
   Amortization of deferred gain on sale of servicing                       (3,233)      (1,000)
Net (increase) decrease in mortgage loans receivable                      (177,791)     942,793
Net increase (decrease) in accounts payable and other liabilities           25,541      (60,248)
Net decrease in other assets                                                14,182       48,781
Net change in current and deferred income taxes
  receivable and payable                                                    13,095        4,960
Extraordinary loss on retirement of debt                                       902           --
Cumulative effect of change in accounting for
  purchased mortgage servicing rights                                           --       44,296
-----------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                           (69,944)   1,030,600
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on pool loan purchases, mortgage claims
  receivable and real estate acquired                                      154,184      190,314
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                     (123,804)    (202,604)
 Capitalized excess servicing income                                        (4,694)     (15,762)
 Additions to purchased mortgage servicing rights                          (36,077)     (42,337)
 Additions to originated mortgage servicing rights                         (20,447)          --
 Sale of servicing                                                         169,774       70,242
 Net decrease in short-term investments                                     26,815       98,242
 Principal payments received on long-term investments                          774        1,461
 Additions to long-term investments                                         (1,227)        (147)
 Purchase of common equity securities                                           --      (95,529)
 Proceeds from sales of common equity securities                            21,370       97,029
 Net disposition (acquisition) of premises and equipment                       353       (3,322)
 Net (increase) decrease in loans held for investment                      (3,561)        3,484
-----------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  183,460      101,071
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                              2,278,060    1,395,950
 Repayments on commercial paper                                         (2,073,435)  (1,861,476)
 Net decrease in credit agreement borrowings                              (137,144)    (763,355)
 Retirement of debt                                                        (85,872)          --
 Repurchase of common stock                                                (90,004)          --
 Net proceeds from issuance of preferred stock                                  --       96,850
 Dividends paid                                                             (6,315)      (3,134)
 Other                                                                          --          (35)
-----------------------------------------------------------------------------------------------
Net cash used by financing activities                                     (114,710)  (1,135,200)
-----------------------------------------------------------------------------------------------
Net decrease in cash                                                        (1,194)      (3,529)
Cash at beginning of period                                                  1,240        6,954
-----------------------------------------------------------------------------------------------
Cash at end of period                                                     $     46   $    3,425
===============================================================================================



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

   In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission ("S.E.C.") on March 29, 1995.

   Certain reclassifications have been made to the financial statements for 1994 to conform to the 1995 presentation.

DEBT

   In March 1995, the Company consolidated its three then existing credit facilities into a single facility in the amount of $500 million, which can be increased at the Company's option with bank concurrence up to $1.0 billion. Borrowings under the consolidated facility, which matures in March 1998, are secured primarily by the Company's mortgage loans receivable and mortgage servicing portfolio. As of November 10, 1995, no borrowings were outstanding under the consolidated facility.

   In the third quarter of 1995, the Company entered into an unsecured credit agreement for $60 million which matures in June 1996.

RECENT DEVELOPMENTS

   On November 7, 1995, the S.E.C. declared effective a registration statement allowing the Company to offer to exchange up to $100 million aggregate principal amount of Quarterly Income Capital Securities for up to 4 million shares of its 8.42% cumulative preferred stock, series A.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

   ACCOUNTING STANDARD RECENTLY ADOPTED

   In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, which requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

   In the 1995 third quarter, the Company adopted the provisions of SFAS No. 122 as of January 1, 1995. SFAS No. 122 prohibits retroactive application to 1994, therefore the reported results for the 1994 periods are in accordance with SFAS No. 65 and are not directly comparable to the 1995 results reported under SFAS No. 122.

   The adoption of SFAS No. 122 as it relates to the capitalization of originated mortgage servicing rights resulted in pretax gains, net of amortization, of $19.8 million and $10.8 million for the nine months and three months ended September 30, 1995, respectively. The impairment provisions of SFAS No. 122 resulted in a pretax charge (gain) of $11.8 million and ($.2) million for the nine months and three months ended September 30, 1995, respectively.

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

NET INCOME PER SHARE

   Net income per share amounts were computed based on 2,345,336 and 3,291,297 weighted average total number of common shares outstanding for the three months ended September 30, 1995 and 1994, respectively. Net income per share amounts were computed based on 2,670,074 and 3,608,009 weighted average total number of common shares outstanding for the nine months ended September 30, 1995 and 1994, respectively.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTH AND THREE MONTH PERIODS ENDED
                        SEPTEMBER 30, 1995 AND 1994

   Source One Mortgage Services Corporation (together with it's subsidiaries, the "Company") had net income of $22.0 million for the nine months ended September 30, 1995 compared to a net loss of $35.9 million for the first nine months of 1994. The 1995 net income amount includes a $28.2 million pretax,
$18.3   million after tax, gain on the sale of servicing to a third party and a net $8.0 million pretax, $5.2 million after tax, gain resulting from the adoption of a new accounting standard. The 1994 net loss amount reflects a $44.3 million after tax charge related to adopting a change in accounting methodology for measuring impairment on the Company's purchased mortgage servicing rights asset. For the three month period ended September 30, 1995, the Company reported net income of $4.8 million compared to a net loss of $4.0 million for the same three months of 1994. The 1995 third quarter results include an $11.0 million pretax, $7.2 million after tax, gain resulting from the adoption of a new accounting standard.

   In the 1995 third quarter, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, as of January 1, 1995. SFAS No. 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

   SFAS No. 122 prohibits retroactive application to 1994, therefore the reported results for the 1994 periods are in accordance with SFAS No. 65 and are not directly comparable to the 1995 results reported under SFAS No. 122. The primary difference between SFAS No. 122 and SFAS No. 65 relates to the capitalization of originated mortgage servicing rights ("OMSR"). Under SFAS No. 65, the costs inherent in creating OMSR's were not capitalized. Under SFAS No. 122, a portion of the total cost of an originated loan is allocated to the right to service the loan based on its relative fair value of the mortgage servicing right and the loan.

   The Company estimated the fair values of its servicing rights by calculating the expected future cash flows associated with such rights. In making those estimates, the Company incorporated assumptions that market participants would use in their estimates of future servicing income and expense and discounted those cash flows using current market rates.

   To measure impairment of the capitalized servicing asset, the Company stratified its mortgage loan servicing portfolio based on its predominant risk characteristics which were determined to be prepayment and default risks. This resulted in stratification by interest rate, loan type (investor) and original maturity. The fair value of each stratum was computed and compared to its recorded book value to determine if a valuation allowance, or recovery of a previously established valuation allowance, was required.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

   The adoption of SFAS No. 122 as it related to the capitalization of originated mortgage servicing rights resulted in the recognition of additional net pretax gains of $20.4 million and $10.9 million for the nine month and three month periods ended September 30, 1995, respectively. The impairment provisions of SFAS No. 122 resulted in a pretax charge of $11.8 million for the nine months ended September 30, 1995 and a $.2 million pretax gain for the three months ended September 30, 1995.

   Net servicing revenue decreased to $55.8 million for the first nine months of 1995 from $57.5 million for the comparable 1994 period. Net servicing revenue was $17.5 million and $18.6 million for third quarters of 1995 and 1994, respectively. The decreases reflect lower mortgage servicing revenue due to the sale of $9.9 billion of servicing to a third party in the first quarter of 1995 and impairment of the capitalized servicing asset as a result of adopting SFAS No. 122, offset by slower amortization of the capitalized servicing asset due to lower actual and anticipated prepayments in 1995 compared to 1994 and a smaller servicing asset due to the sale of servicing.

   The Company's mortgage loan servicing portfolio totalled $28.6 billion as of September 30, 1995 versus $39.6 billion as of December 31, 1994 and $40.0 billion as of September 30, 1994. The decline in the servicing portfolio balance is mainly due to the sale of $9.9 billion of servicing to a third party for gross proceeds (before taxes and expenses) of $189.5 million in the first quarter of 1995. Management's intent regarding the sale was to take advantage of the substantial increase in the value of servicing rights that was created by the rise in interest rates during 1994 and to bring servicing and origination activities into better balance. Additional sales transactions may occur in the future when management deems it to be economically advantageous.

   However, a strategy of the Company is to continue building the servicing portfolio in order to take advantage of its low cost servicing operation. To that end, in the third quarter 1995, the Company entered into an agreement to acquire the rights to service approximately $5.0 billion of mortgage loans from a third party. The transaction closed on October 31, 1995.

   Mortgage loan production decreased to $1,948 million for the nine months ended September 30, 1995 compared to $4,090 million for the comparable 1994 period. Regular mortgage loan payoffs decreased to $1,550 million for the first nine months of 1995 compared to $4,179 million for the comparable 1994 period. (See table on page 9). The decreases in mortgage loan production and payoffs reflect increases in market interest rates and a corresponding fall off in refinancing activity from early 1994 levels. Mortgage loan production for the 1995 third quarter increased to $1,009 million compared to $718 million for the 1994 third quarter reflecting a decrease in market interest rates for the 1995 third quarter compared to the comparable 1994 period.

   Net interest revenue was $7.8 million for the nine months ended September 30, 1995 versus $11.7 million for the comparable 1994 period. The decrease is primarily the result of a decrease in average mortgage loans receivable inventory and related short-term debt borrowings associated with the decrease in mortgage loan production during 1995 compared to 1994. Recent declines in market interest rates led to an increase in mortgage loan production and related average mortgage loans receivable inventory during the third quarter of 1995 compared to the third quarter of 1994 resulting in an increase in net interest revenue to $3.8 million for the three months ended September 30, 1995 from $1.3 million for the comparable 1994 period.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

 A summary of the Company's mortgage loan production and servicing portfolio follows:

                                                             Nine Months Ended                 Three Months Ended
                                                               September 30,                      September 30,
($ in millions)                                             1995            1994             1995           1994
----------------------------------------------------------------------------------------------------------------------
LOAN PRODUCTION
Originations by loan type:
 FHA/VA Insured                                   $        1,074    $       1,791    $        552   $       340
 Conventional                                                874            2,299             457           378
----------------------------------------------------------------------------------------------------------------------
Total                                             $        1,948    $       4,090    $      1,009   $       718
======================================================================================================================
Originations by source:
 Retail                                           $        1,059    $       2,493    $        534   $       459
 Wholesale                                                   889            1,597             475           259
----------------------------------------------------------------------------------------------------------------------
Total                                             $        1,948    $       4,090    $      1,009   $       718
======================================================================================================================
SERVICING PORTFOLIO (a)
Beginning balance                                 $       39,568    $      38,403    $     28,746   $    38,870
 Sale of servicing                                        (9,893)              --              --            --
 Mortgage loan production                                  1,948            4,090           1,009           718
 Servicing acquisitions                                       --            3,707              --         1,651
 Servicing released, principal amortization,
  foreclosures and other                                  (1,506)          (1,982)           (501)         (459)
 Regular payoffs                                          (1,550)          (4,179)           (687)         (741)
----------------------------------------------------------------------------------------------------------------------
Ending balance                                    $       28,567    $      40,039    $     28,567   $    40,039
======================================================================================================================


                                                    September 30,         December 31,
                                                        1995                  1994
---------------------------------------------------------------------------------------
Weighted average net servicing fee
 (at end of period) (b)                                    0.424%               0.414%
Weighted average interest rate (a)(c)                       8.27%                8.14%
Number of loans serviced (a)(c)                           438,058              543,428
Percent delinquent (a)(c)(d)                                4.96%                4.84%
---------------------------------------------------------------------------------------

  (a) Includes loans subserviced for others having a principal balance of $4,111 million and $4,294 million at September 30, 1995 and December 31, 1994, respectively.

  (b) Excludes loans subserviced for others having a principal balance of $4,111 million and $4,294 million as of September 30, 1995 and December 31, 1994, respectively.

  (c) Excludes $1,651 million outstanding principal balance of interim servicing as of December 31, 1994.

  (d) Includes loans in process of foreclosure.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

   Net realized investment gain on exchange of securities with affiliate was $.2 million for the nine months ended September 30, 1995 versus a net realized investment loss of $8.6 million for the same period of 1994, which were the results of transfers of common equity securities and investments totalling
$19.5 million in 1995 and $112 million in 1994 to Fund American Enterprises, Inc. ("FAE"), the Company's parent, in exchange for shares of the Company's common stock held by FAE which were retired by the Company.

   Net gain on sale of mortgages totalled $15.3 million for the first nine months of 1995 compared to $30.6 million for the same 1994 period. The deterioration is attributable to a decrease in mortgage loan sales volume due to lower mortgage loan production, particularly sales of premium refinance products, during the first nine months of 1995 compared to 1994 and intensive price competition during 1995, partially offset by a net gain of $20.4 million
related to the adoption of SFAS No. 122.   Net gain on sale of mortgages was
$9.6 million for the third quarter of 1995 compared to $1.8 million for the 1994 third quarter. The increase is attributable to a net gain of $10.9 million recorded in the third quarter of 1995 related the adoption of SFAS No. 122, offset by net losses on the sale of mortgages in 1995 reflecting intensive price competition. Management anticipates that the competitive origination market will continue to have negative effects on marketing gains during the remainder of 1995 compared to 1994, however, those effects should be largely offset by the effects of implementing SFAS No. 122.

   Net gain on sale of servicing was $28.2 million for the 1995 first nine months resulting from the sale of $9.9 billion of the Company's mortgage loan servicing portfolio to a third party in the first quarter of 1995.

   Other revenue, which consists primarily of loan processing fees, insurance commissions and brokerage fees, was $10.5 million and $19.9 million for the nine months ended September 30, 1995 and 1994, respectively. Loan processing fees tend to decrease or increase with mortgage loan production. Accordingly, the decrease in other revenue reflects the decrease in mortgage loan production in 1995 compared to 1994.

   In conjunction with a restructuring plan implemented in 1994, the Company downsized the production network and reduced headcount during 1995 which resulted in decreased salaries and employee benefits expense, office occupancy and equipment expense and other operating expenses in 1995 compared to 1994 levels. Management believes the mortgage loan production network is in line with current and anticipated levels of mortgage loan production.

   Salaries and employee benefits expense was $41.2 million and $48.2 million for the nine months ended September 30, 1995 and 1994, respectively, and $12.9 million and $18.0 million for the quarters ended September 30, 1995 and 1994, respectively. Generally accepted accounting principles ("GAAP") require loan origination fees to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense. A decline in loan origination fees, reflecting lower mortgage loan production during 1995 versus 1994, offset the decreases in unadjusted salaries and employee benefits expense. Excluding the effects of loan origination fees, salaries and employee benefits expense would have decreased $20.9 million and $3.8 million for the nine month and three month periods ended September 30, 1995, respectively, compared to the same 1994 periods, as indicated in the following table, reflecting downsizing of the production network.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


-----------------------------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended                     Three Months Ended
                                                               September 30,                          September 30,
-----------------------------------------------------------------------------------------------------------------------------
(thousands)                                                    1995              1994              1995              1994
-----------------------------------------------------------------------------------------------------------------------------
Unadjusted salaries and employee
 benefits expense                                       $     53,608       $    74,543      $     18,554       $    22,370
GAAP net origination revenues                                (12,456)          (26,385)           (5,682)           (4,325)
-----------------------------------------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense             $     41,152       $    48,158      $     12,872       $    18,045
=============================================================================================================================

   Office occupancy and equipment expense decreased to $11.0 million for the first nine months of 1995 compared to $14.0 million for the same 1994 period. Office occupancy and equipment expense decreased to $3.6 million for the third quarter of 1995 compared to $4.6 million for the 1994 third quarter. In conjunction with a restructuring plan implemented in 1994, the decrease reflects lower office lease and other loan production related expenses associated with downsizing the production network.

   Other operating expenses, which consist primarily of loan processing expenses and general and administrative expenses, decreased to $24.4 million for the nine months ended September 30, 1995 from $33.8 million for the comparable 1994 period. Other operating expenses decreased to $8.7 million for the 1995 third quarter compared to $9.6 million for the 1994 third quarter. The decreases reflect a decrease in loan processing expenses associated with lower mortgage loan production and decreases in general and administrative expenses related to downsizing the production network during late 1994 and into the first quarter of 1995.

   Management anticipates that office occupancy and equipment and other operating expenses will continue to be lower for the remainder of 1995 compared to 1994 as a result of a restructuring plan implemented in 1994 to bring the mortgage loan production network in line with anticipated levels of mortgage loan production. However, there can be no assurance that this result will occur.

LIQUIDITY AND CAPITAL RESOURCES

   Short-term investments, mortgage loans receivable and the mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet liquidity needs. The Company's primary sources of cash during the first nine months of 1995 were funds provided by operations, the sale of servicing and the issuance of commercial paper. Cash has primarily been used for mortgage loan production, additions to capitalized servicing and pool loan purchases, repayments of commercial paper and short-term credit agreement borrowings, repurchase of common stock, and the retirement of debt.

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

 The following table summarizes total debt outstanding:

----------------------------------------------------------------------------------------------------------
                                                                September 30,               December 31,
(thousands)                                                         1995                        1994
----------------------------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 5.99% and 5.83% as of September 30, 1995 and
 December 31, 1994, respectively                              $  230,725                  $    26,100

Secured credit agreements, weighted average interest
 rate of 7.21%                                                         -                      195,000

Credit agreements, weighted average interest rates
 of 6.49% and 5.38% as of September 30, 1995 and
 December 31, 1994, respectively                                  61,377                        3,753

Medium-term notes due 1996, weighted average
 interest rate of 9.65%                                           29,700                       40,000

8.25% debentures due November 1, 1996                             74,650                      125,000

8.875% medium-term notes due October 15, 2001                    138,355                      160,000

9.0% debentures due June 1, 2012                                 100,000                      100,000

Less unamortized discount,
 premium and issuance costs (net)                                 (2,071)                      (2,602)
----------------------------------------------------------------------------------------------------------
Total debt                                                    $  632,736                  $   647,251
==========================================================================================================

   In March 1995, the Company consolidated its three then existing credit facilities into a single credit facility in the amount of $500 million, which can be increased at the Company's option with bank concurrence up to $1.0 billion. Borrowings under the consolidated facility, which matures in March 1998, are secured primarily by the Company's mortgage loans receivable and mortgage servicing portfolio. As of November 10, 1995, no borrowings were outstanding under the consolidated facility.

   In the third quarter of 1995, the Company entered into an unsecured credit agreement for $60 million which matures in June 1996.

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

   On November 7, 1995, the S.E.C. declared effective a registration statement allowing the Company to offer to exchange up to $100 million aggregate principal amount of Quarterly Income Capital Securities for up to 4 million shares of its 8.42% cumulative preferred stock, series A.

   The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the nine months ended September 30, 1995 or during 1994.

   On March 31, 1995, the Company sold $9.9 billion of its mortgage servicing portfolio to a third party for gross proceeds (before taxes and expenses) of $189.5 million. The transaction resulted in a pretax gain of $28.2 million in the first quarter of 1995. The portion of the Company's mortgage servicing portfolio that was sold consisted of approximately 114,000 loans that had a weighted average interest rate of 7.72% and were representative of the Company's entire mortgage servicing portfolio. The loans were secured by properties located principally in California, Washington, Texas and Florida. Management's intent regarding the sale was to take advantage of the substantial increase in the value of servicing rights that was created by the rise in interest rates during 1994. Additional sales transactions may occur in the future when management deems it to be economically advantageous.

   However, a strategy of the Company is to continue building the servicing portfolio in order to take advantage of its low cost servicing operation. To that end, in the third quarter 1995, the Company entered into an agreement to acquire the rights to service approximately $5.0 billion of mortgage loans from a third party. The transaction closed on October 31, 1995.

   During the first nine months of 1995, the Company retired $82.3 million of public debt. The Company recorded an extraordinary loss after tax of $.9 million on these retirements. The Company may retire additional debt during the remainder of 1995.

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

                    SOURCE ONE MORTGAGE SERVICES CORPORATION
                                AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

        Exhibit
          No.       Description
        -------     -----------------------
          27        Financial Data Schedule

b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1995.

    (i) July 21, 1995: Reported Distribution Date Statements for July 25, August 1, August 1, and July 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (ii) July 25, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of July 1995 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage Pass-Through Certificates, Series A.

    (iii) August 21, 1995: Reported Distribution Date Statements for August 25, September 1, September 1, and August 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (iv) August 25, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of August 1995 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage Pass-Through Certificates, Series A.

    (v) September 22, 1995: Reported Distribution Date Statements for September 25, September 25, October 1, October 1 and September 20, 1995 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (vi) September 25, 1995: Reported Report to the Trustee and Report to the Certificate Holders for the month of September 1995 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage Pass-Through Certificates, Series A.

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





                                        SOURCE ONE MORTGAGE SERVICES CORPORATION
                                        ----------------------------------------
                                                         (Registrant)


DATE:  November 14, 1995                /s/  Mark A. Janssen
                                        ----------------------------------------
                                        MARK A. JANSSEN
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT
  NO.                 DESCRIPTION                     PAGE
-------               -----------                     ----
  27                  Financial Data Schedule
