Form 10-K
period 1995-12-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1996-03-28
CIK 801543

                                    UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K


                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1995

                                      OR


                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from
                                ------------------ to ---------------------

                        Commission file number 1-12898


                              [SOURCE ONE LOGO]
                   SOURCE ONE MORTGAGE SERVICES CORPORATION


            (Exact name of registrant as specified in its charter)


                Delaware                                   38-2011419
      (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                    identification no.)


27555 Farmington Road, Farmington Hills, Michigan               48334-3357
   (Address of principal executive offices)                     (Zip code)

      Registrant's telephone number, including area code: (810) 488-7000




         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
8.42% CUMULATIVE PREFERRED STOCK, SERIES A                      NEW YORK STOCK EXCHANGE
9.375% QUARTERLY INCOME CAPITAL SECURITIES                      NEW YORK STOCK EXCHANGE
(SUBORDINATED INTEREST DEFERRABLE DEBENTURES, DUE 2025)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No   .
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


THERE IS NO AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. AS OF MARCH 28, 1996, THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS 2,247,000.

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (Parts II and IV).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries


PART I
ITEM 1. BUSINESS
GENERAL
     Source One Mortgage Services Corporation, a Delaware corporation (together with its subsidiaries, the "Company" or "Source One"), is one of the largest mortgage banking companies in the United States. As of December 31, 1995, the Company had a mortgage loan servicing portfolio totalling $31.8 billion, including $4.0 billion of loans subserviced for others, which is serviced on behalf of approximately 320 institutional investors and numerous other security holders. As of December 31, 1995, the Company had 128 retail branch offices in 25 states and originated $2.9 billion in mortgage loans for the year then ended.

     As a mortgage banker, the Company engages primarily in the business of producing, selling and servicing residential mortgage loans. Its sources of revenue are net servicing revenue, net interest revenue, net gain on sale of mortgages, net gain on sale of servicing, and other revenue (including underwriting and appraisal fees). Through subsidiaries, the Company also provides credit-related insurance products (such as life, disability, health, accidental death, and property and casualty insurance).

     The Company was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. The Company is now an indirect wholly-owned subsidiary of Fund American Enterprises Holdings, Inc. ("Fund American"), a Delaware corporation organized in 1980, which was formerly known as The Fund American Companies, Inc. and Fireman's Fund Corporation.

     The Company's principal executive offices are located at 27555 Farmington Road, Farmington Hills, Michigan 48334-3357; its telephone number is (810) 488-7000.

INDUSTRY OVERVIEW
     Mortgage banking is the business of serving as a financial intermediary in
(i) the origination and purchase of mortgage loans, (ii) the holding of such loans while aggregating sufficient loans to form appropriate mortgage-backed security pools, (iii) the subsequent sale of such loans through pools or directly to investors, and (iv) the ongoing management or servicing of such loans during the repayment period. Mortgage bankers generate revenue in each of the four stages of the mortgage banking process.

MORTGAGE LOAN PRODUCTION
     The Company produces residential mortgage loans through a system of retail branch offices, a specialized marketing program, mortgage brokers, and a correspondent network of banks, thrift institutions and other mortgage lenders. The existence of these mortgage production sources gives the Company the flexibility to shift its production between those sources as market conditions warrant and allows it to emphasize the production mode which is most economically advantageous.

     Loans produced, whether through origination or purchase, include conventional residential mortgage loans as well as mortgage loans that are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") (government loans). In evaluating loans purchased through its correspondent network and loans originated through its broker network, the Company applies the same quality standards as required for loans originated by the Company itself. The Company's quality control department reviews a sample of the loans purchased to determine compliance with Company standards.

     It is a policy of the Company to primarily produce fixed rate mortgage loans. As of December 31, 1995 approximately 6% of the Company's total mortgage loan servicing portfolio consisted of adjustable rate mortgage loans.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries

     The following table sets forth selected information regarding the Company's mortgage loan production:


----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
YEAR ENDED DECEMBER 31,                         1995          1994            1993           1992           1991
----------------------------------------------------------------------------------------------------------------
FHA/VA                                        $1,565        $2,065          $3,453         $1,927         $1,641
Conventional                                   1,287         2,521           7,999          5,664          2,386
----------------------------------------------------------------------------------------------------------------
Total production                              $2,852        $4,586         $11,452         $7,591         $4,027
----------------------------------------------------------------------------------------------------------------
Retail branch originations                    $1,347        $2,005          $4,922         $3,326         $1,695
Specialized marketing program originations       152           804           2,179            661            134
Mortgage broker originations                     196           696           1,708          1,026            290
Correspondent network
acquisitions                                   1,157         1,081           2,643          2,578          1,908
----------------------------------------------------------------------------------------------------------------
Total production                              $2,852        $4,586         $11,452         $7,591         $4,027
================================================================================================================


     RETAIL BRANCH OFFICES. As of December 31, 1995, the Company had 128 retail branch offices in 25 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders and developers, and others, as well as through direct contact with homebuyers.

     As of December 31, 1995, the Company's retail branch offices were located in the following states:


-----------------------------------------------------------------------------------------------------------------------
                            NUMBER OF                                   NUMBER OF                             NUMBER OF
STATE                         OFFICES       STATE                         OFFICES       STATE                   OFFICES
-----------------------------------------------------------------------------------------------------------------------
California                         29       Florida                             5       Kansas                        1
Washington                         21       Missouri                            4       Maryland                      1
Texas                              11       Ohio                                4       Massachusetts                 1
Illinois                            7       Kentucky                            3       Oregon                        1
Nevada                              7       New Jersey                          2       Rhode Island                  1
Arizona                             6       Pennsylvania                        2       Tennessee                     1
Michigan                            6       Alaska                              1       Virginia                      1
New York                            6       Arkansas                            1
Colorado                            5       Iowa                                1
-----------------------------------------------------------------------------------------------------------------------



     Mortgage loans originated by the Company are subject to a defined underwriting process in order to assess the prospective borrower's ability to repay the loan requested and the adequacy of the property as collateral. In addition, the Company is subject to the underwriting guidelines of FHA, VA, the Federal Home Loan Mortgage Corporation ("FHLMC," also known as "Freddie Mac") and the Federal National Mortgage Association ("FNMA," also known as "Fannie Mae"), as well as specific contractual requirements of institutional investors who have agreed to acquire mortgage loans originated by the Company.

     Most branch office originations are referred to regional operating centers for preparation of loan documentation, evaluation of compliance with the Company's underwriting conditions and closing of the loans.

     SPECIALIZED MARKETING PROGRAM. The Company also generates mortgage loan originations through affinity programs and by responding to refinancing requests from the population of loans currently serviced by the Company. The products currently offered by the Specialized Marketing Program consist of purchase money first mortgages, home equity lines of credit, closed-end second mortgages, refinancing and relocation assistance. The Company is currently developing the ability to provide outsource services for other mortgage lenders through this program.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



     MORTGAGE BROKERS. The Company conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by the Company on a daily basis. The mortgage broker receives compensation equivalent to the difference between the Company's pricing schedule and the closing price. The Company maintains an office to service this network in West Bloomfield, Michigan. As of December 31, 1995 there were approximately 400 active participants in the Company's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 10% of the Company's total mortgage loan originations.

     CORRESPONDENT NETWORK. The Company conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by the Company on a daily basis. In addition, the Company pays a premium for the release of servicing rights, which is negotiated on a case-by-case basis. As of December 31, 1995 there were approximately 200 participants in the Company's correspondent network, with no single participant or group of affiliated participants accounting for more than 10% of the Company's total mortgage loan originations.

SALES OF LOANS
     The Company sells loans either through mortgage-backed securities issued pursuant to programs of the Government National Mortgage Association ("GNMA," also known as "Ginnie Mae"), FNMA and FHLMC or to institutional investors. Most loans are aggregated in pools of $1 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. Substantially all GNMA securities are sold without recourse to the Company for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance.

     The following table summarizes the principal amount of the Company's loans sold:


--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31,                         1995                                1994                             1993
--------------------------------------------------------------------------------------------------------------------------
                         PRINCIPAL                           PRINCIPAL                           PRINCIPAL
                            AMOUNT        PERCENTAGE            AMOUNT        PERCENTAGE            AMOUNT     PERCENTAGE
                     (IN MILLIONS)          OF TOTAL     (IN MILLIONS)          OF TOTAL     (IN MILLIONS)       OF TOTAL
--------------------------------------------------------------------------------------------------------------------------
GNMA                        $1,252             46.30%           $2,301             40.94%          $ 3,138          29.40%
FNMA                           927             34.29             2,282             40.61             4,747          44.48
FHLMC                          251              9.28               929             16.53             2,702          25.32
Other                          274             10.13               108              1.92                85           0.80
--------------------------------------------------------------------------------------------------------------------------
Total loan sales            $2,704            100.00%           $5,620            100.00%          $10,672         100.00%
--------------------------------------------------------------------------------------------------------------------------



     Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA and FHLMC require the Company to advance funds to make the required payments to investors in the event of a delinquency by the borrower. The Company expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection with VA partially guaranteed loans and certain conventional loans (which are at most partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. In addition, most of the Company's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, the Company is obligated to pay the investor interest at the note rate from the date of the loan payoff through the end of that calendar month without reimbursement.

     The Company, through private placements and public offerings, has also sold mortgage loans through the issuance of mortgage pass-through certificates. The Company issued $521.7 million of real estate mortgage investment conduit ("REMIC") certificates through December 31, 1990 for which it is the primary servicer. The REMIC certificates were sold pursuant to five separate trusts which have no recourse provisions. The Company has not issued any mortgage pass-

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



through certificates since 1990, however the Company may offer additional mortgage pass-through certificates in the future if economic and market conditions warrant.

     Historically, the Company's sales of loans have generated net gains. However, if secondary market interest rates decline after the Company obtains a mandatory forward commitment for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase after the Company commits to an interest rate for a loan, and the Company has not obtained a forward commitment, the Company may incur a loss when the loan is subsequently sold. To minimize this risk, the Company obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process ("pipeline") which it believes will close.

     The Company's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20 percent of current commitments. The Company currently transacts business with seven approved dealers.

LOAN SERVICING
     Mortgage loan servicing consists primarily of collecting monthly loan payments and remitting amounts due to investors, collecting property tax and insurance escrow deposits and making tax and insurance premium payments when due. The Company collects a servicing fee from the monthly loan payment equal to a fixed percentage of the outstanding principal balance of the loan, plus any late charges.

     The Company currently retains the rights to service substantially all of the mortgage loans it produces. In addition, the Company may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. The Company customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. During 1995, the Company purchased the rights to service $4.7 billion of mortgage loans from a third party.

     The Company also sells servicing rights when management deems it economically advantageous. In 1995, the Company sold the rights to service a total of $11.0 billion of mortgage loans to third parties resulting in a pretax gain of $40.0 million. In 1994, the Company sold the rights to service $3.9 billion of mortgage loans to a third party and continues to subservice these loans pursuant to a five-year subservicing agreement.

     The following table summarizes the changes in the Company's mortgage loan servicing portfolio including loans subserviced, interim servicing contracts and those under contract to acquire and excluding loans sold but not transferred:


   ---------------------------------------------------------------------------
   (in millions)
   Year ended December 31,          1995     1994     1993     1992     1991
   ---------------------------------------------------------------------------
   Balance at beginning of year  $39,568  $38,403  $37,312  $41,014  $35,585
   Mortgage loan production        2,852    4,586   11,452    7,591    4,027
   Servicing acquisitions          4,674    3,707    6,368    2,323    6,756
   ---------------------------------------------------------------------------
   Total servicing in              7,526    8,293   17,820    9,914   10,783
   ---------------------------------------------------------------------------
   Regular payoffs                 2,271    4,728   13,563   11,532    3,893
   Sale of servicing              10,973        -        -        -        -
   Principal amortization,
   servicing released and
   foreclosures                    2,019    2,400    3,166    2,084    1,461
   ---------------------------------------------------------------------------
   Total servicing out            15,263    7,128   16,729   13,616    5,354
   ---------------------------------------------------------------------------
   Balance at end of year        $31,831  $39,568  $38,403  $37,312  $41,014
   ---------------------------------------------------------------------------


FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



     The Company closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes the Company's delinquency and foreclosure experience with respect to residential mortgage loans serviced by the Company:


-----------------------------------------------------------------------------
   (% OF TOTAL RESIDENTIAL LOANS SERVICED)
   DECEMBER 31,                              1995   1994   1993   1992   1991
------------------------------------------------------------------------------
   31-59 days past due                      3.99%  3.15%  3.41%  3.26%  3.56%
   60-89 days past due                       .70    .54    .58    .65    .61
   90 days or more past due                  .59    .38    .45    .48    .41
------------------------------------------------------------------------------
   Total delinquencies                      5.28%  4.07%  4.44%  4.39%  4.58%
------------------------------------------------------------------------------
   Foreclosures                              .80%   .77%   .92%   .77%   .74%
------------------------------------------------------------------------------


RELATED ACTIVITIES
     In conjunction with its origination activities and portfolio servicing, the Company provides certain credit-related insurance products (such as life, disability, health, accidental death, and property and casualty insurance) through subsidiaries. The insurance subsidiaries act as agents and receive fees based on premium value, but do not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application,
(ii) direct mail solicitation shortly after mortgage loan closing, (iii) solicitation by a direct solicitor and (iv) resolicitation of the Company's portfolio on an annual basis. At certain locations, personal solicitation by Company staff is permitted by state regulations which determine allowable insurance sales practices. The fees recognized under these programs were as follows:


-----------------------------------------------------------------------------
        (in thousands)
        Year ended December 31,    1995    1994    1993    1992    1991
-----------------------------------------------------------------------------

        Insurance revenue        $4,762  $4,582  $5,039  $5,605  $5,495
-----------------------------------------------------------------------------


CERTAIN BUSINESS CONDITIONS
     Changes in the economy or prevailing interest rates can have significant effects, including material adverse effects, on the mortgage banking business and the Company.

     Inflation and changes in interest rates can have differing effects on various aspects of the Company's business, particularly with respect to marketing gains and losses on the sale of mortgage loans, mortgage loan production, the value of the Company's servicing portfolio and net interest revenue. Historically, the Company's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages are greater and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages are lower and the average life of loan servicing rights is lengthened.

COMPETITION
     The Company competes nationally and locally with other mortgage bankers, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than the Company, which must originate loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. The Company competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders and developers and members of its correspondent and broker networks. In the opinion of management, no single mortgage lender dominates the industry.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



REGULATION
     The Company is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, GNMA, FHA and VA with respect to originating, processing, selling and servicing mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and loan amounts. Lenders are required to submit audited financial statements annually. FNMA and GNMA require the maintenance of specified net worth levels which vary depending on the amount of FNMA loans serviced and GNMA mortgage-backed securities issued by the Company. Mortgage loan origination activities are subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act and the regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require the disclosure of certain information to borrowers. Certain conventional mortgage loans are also subject to state usury statutes. FHA and VA loans are exempt from the effect of such usury statutes. There are also various state laws affecting the Company's mortgage banking and insurance operations. The Company's audit and quality control departments monitor compliance with these regulations.

EMPLOYEES
     As of December 31, 1995, the Company employed approximately 1,680 persons (of whom approximately 360 were engaged in loan servicing activities and approximately 1,320 were engaged in residential loan production activities, appraisal functions, administrative and managerial responsibilities). None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's employee relations are good.

ITEM 2. PROPERTIES
     The Company owns its principal executive offices in Farmington Hills, Michigan which house the majority of the Company's employees. The Company also owns an office building in West Bloomfield, Michigan where the operations of its wholly-owned subsidiary, The Mortgage Authority, Inc., are conducted. The Company leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most leases contain renewal clauses.

ITEM 3. LEGAL PROCEEDINGS
     Various claims have been made against the Company in the ordinary course of business. Management believes that any liabilities which could result from such claims would not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Reported on page 4 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA
     Reported on pages 3-4 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reported on pages 5-11 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements reported in the consolidated financial statements of the Company and the notes thereto and the report thereon of Ernst & Young LLP, independent auditors, appearing on pages 12-37 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference. Selected Quarterly Financial Data reported on page 38 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------
BOARD OF DIRECTORS
(AS OF MARCH 28, 1996)

                                         DIRECTOR
NAME                             AGE      SINCE
-------------------------------------------------------------------------------
Michael C. Allemang               53         1993
Terry L. Baxter                   50         1994
James A. Conrad                   54         1987
Robert R. Densmore                47         1986
Robert P. Keller                  58         1995
Gordon S. Macklin                 67         1996
Robert W. Richards                53         1983
Roger K. Taylor                   43         1995
Allan L. Waters                   38         1993
-------------------------------------------------------------------------------

     Mr. Allemang has served as a director, Executive Vice President and Chief Financial Officer since November 1993 and was a director and Vice President of Fund American Enterprises, Inc. from August 1992 to December 1993. He was formerly Senior Vice President of Fireman's Fund Insurance Company ("Fireman's Fund") from 1991 to 1992 and served as Vice President and Treasurer of Fund American from 1989 to 1991 and Vice President of Fireman's Fund from 1986 to 1991.

     Mr. Baxter has served as a director since 1994. He has served as President of Fund American Enterprises, Inc. since January 1994. He was the Managing Director of the National Transportation Safety Board from 1990 to 1993, and before that was Senior Vice President of the National Bank of Washington. Mr. Baxter previously served as Assistant Director of The Office of Management and Budget under President Reagan and was a Vice President of GEICO Corporation. Mr. Baxter is also a director of Fund American Enterprises, Inc., FOTK, Inc., Centricut, LLC., Main Street America Holdings, Inc., and White Mountains Insurance Company.

     Mr. Conrad has served as a director since 1987. He has served as President since December 1989 and President and Chief Executive Officer since April 1990. He was Executive Vice President, Production Division from 1987 to 1989, and Corporate Vice President, Wholesale Division from 1985 to 1987. Mr. Conrad joined the Company in 1983.

     Mr. Densmore has served as a director since 1986. He has served as Executive Vice President since 1985 and Executive Vice President and Secretary since 1986. Mr. Densmore joined the Company in 1976.

     Mr. Keller has served as a director since August 1995. He has served as the President and Chief Executive Officer of SDN Bancorp, Inc. and San Dieguito National Bank of Encinitas, California since October 1995 and President and Chief Executive Officer of Dartmouth Capital Group, Inc. since June 1995. Dartmouth and SDN are bank holding companies. From August 1994 to March 1995, Mr. Keller was the President and Chief Executive Officer of Independence Bancorp of Arizona, Inc., a bank holding company. Prior to August 1994, Mr. Keller served as a consultant to Independent Bancorp of Arizona, Inc. and Caliber Bank, and as President and Chief Executive Officer of New Dartmouth Bank in Manchester, New Hampshire. Mr. Keller is also a director of Pennichuck Corporation (a public utility holding company), Centricut, LLC and White Mountain Holdings, Inc.

     Mr. Macklin has served as a director since February 1996. He has served as Chairman of White River Corporation, an information services company, since December 1993, and as Chairman of Hambrecht & Quist, Inc., a venture capital and investment banking company from 1987 to 1992. Mr. Macklin is also a director of Fund American Enterprises Holdings, Inc., Martin Marietta Corporation, MCI Communications Corporation, MedImmune, Inc., InfoVest Corporation and Fusion Systems Corporation.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries

     Mr. Richards has served as a director since 1983. He has served as Chairman since December 1989, and was President from 1987 to 1989. He was Executive Vice President from 1985 to 1987. Mr. Richards joined the Company in 1971. He is also a director of CMAC Investment Corporation.

     Mr. Taylor has served as a director since August 1995. He has served as the Chief Operating Officer of Financial Security Assurance Holdings Ltd. ("FSA"), a publicly-held financial guaranty insurer with securities listed on the New York Stock Exchange, since May 1993. He is also a member of FSA's management review committee for structured transactions and its underwriting committee for municipal transactions. Prior to joining FSA in 1990 as an advisor for its new municipal bond insurance business, Mr.Taylor was an Executive Vice President, founder and executive committee member of Financial Guaranty Insurance Company. He is also a director of FSA.

     Mr. Waters has served as a director since 1993. He is also a director of Fund American Enterprises, Inc., FSA, White Mountains Holdings, Inc. and White Mountains Insurance Company. Mr. Waters has served as Senior Vice President and Chief Financial Officer of Fund American since 1993. He was formerly Vice President and Controller of Fund American Enterprises, Inc. from 1991 to 1993; was Vice President, Controller and Assistant Secretary of Fund American from 1990 to 1991, and was Vice President, Finance of Fund American from 1988 to 1990.

COMMITTEES OF THE BOARD OF DIRECTORS
     The major committees of the Board of Directors, committee membership and the functions of those committees are described below.

     EXECUTIVE COMMITTEE. The members of the Executive Committee are: Robert W. Richards (Chairman), Terry L. Baxter and James A. Conrad.

     The Executive Committee has been delegated all of the powers and authority of the Board on all but such matters which are reserved to the Board by the Delaware General Corporate Law.

     AUDIT COMMITTEE. The members of the Audit Committee are: Allan L. Waters (Chairman) and Robert P. Keller.

     The Audit Committee exercises the powers of the Board in the management of the business and affairs of the Company regarding the accounting, reporting and financial control practices of the Company. It reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the plan, fees and results of their audit, and reviews their non-audit services and related fees.

     HUMAN RESOURCES COMMITTEE. The members of the Human Resources Committee are Terry L. Baxter (Chairman), Gordon S. Macklin and Roger K. Taylor.

     The Human Resources Committee establishes compensation for executive officers of the Company.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS (AS OF MARCH 28, 1996)

                                                            EXECUTIVE
                                                             OFFICER
NAME                       AGE  POSITION                      SINCE
--------------------------------------------------------------------------------
Michael C. Allemang         53   Executive Vice President      1993
                                 and Chief Financial Officer
James A. Conrad             54   President and                 1985
                                 Chief Executive Officer
John A. Courson             53   Senior Vice President;        1990
                                 President and
                                 Chief Executive Officer
                                 of Central Pacific
                                 Mortgage Company
Robert R. Densmore          47   Executive Vice President      1983
                                 and Secretary
Robert W. Richards          53   Chairman                      1979
--------------------------------------------------------------------------------


     Mr. Courson has served as a Senior Vice President of the Company and President and Chief Executive Officer of Central Pacific Mortgage Company ("Central Pacific"), a wholly-owned subsidiary of the Company, since July 1990. Prior to that he was President and Chief Operating Officer of Fundamental Mortgage Corporation of Dallas, Texas.

     Based upon its review of the reports furnished to the Company for 1995 pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, the Company believes that all of such reports were filed on a timely basis, except for an inadvertent late filing of a Form 3 by Robert P. Keller, a director, an inadvertent late filing of a Form 3 by Gordon S. Macklin, a director, and a inadvertent late filing of a Form 3 by Roger K. Taylor, a director.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS
     The following table sets forth certain information regarding the salary, incentive compensation and benefits paid by the Company to its Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") during each of the three most recent fiscal years.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries




SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                      ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                            ---------------------------------  -------------------------
                                                                                     AWARDS      PAYOUTS
                                                                               ------------    ---------
                                                                         OTHER                 LONG-TERM           ALL
                                                                        ANNUAL                 INCENTIVE         OTHER
NAME AND                                                          COMPENSATION         SARS         PLAN  COMPENSATION
PRINCIPAL POSITION                    YEAR    SALARY       BONUS           (a)          (#)      PAYOUTS           (b)
----------------------------------------------------------------------------------------------------------------------
James A. Conrad                       1995  $222,627     $38,000       $40,034            -           $-        $4,500
President and Chief                   1994   219,212      75,000        32,718            -            -         4,500
  Executive Officer                   1993   209,958           -       191,261       26,123            -             -

Robert W. Richards                    1995  $218,059     $36,000       $32,099            -           $-        $4,500
Chairman                              1994   211,528      72,000        25,295            -            -         4,500
                                      1993   202,728           -       176,345       24,149            -             -

Robert R. Densmore                    1995  $166,748     $34,500       $10,698            -           $-        $4,500
Executive Vice President              1994   160,000      54,000        23,920            -            -         4,500
  and Secretary                       1993   153,352           -       113,374       21,345            -             -

Michael C. Allemang                   1995  $163,847     $27,000       $12,000            -           $-        $4,500
Executive Vice President              1994   156,107      52,000        12,381            -            -         4,500
  and Chief Financial Officer         1993         -           -             -            -            -             -

John A. Courson                       1995  $187,044     $87,512       $14,945            -           $-        $4,500
Senior Vice President;                1994   187,293      24,531        14,316            -            -         4,500
  President and Chief                 1993   199,327      70,000        17,714        2,033            -             -
  Executive Officer of
  Central Pacific
----------------------------------------------------------------------------------------------------------------------


     (a) Amounts shown for 1995 consist of the following: (i) Mr. Conrad: interest reimbursement of $32,578 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (ii) Mr. Richards: interest reimbursement of $23,661 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (iii) Mr. Densmore: reimbursement of automobile expenses; (iv) Mr. Allemang: reimbursement of automobile expenses;
(v) Mr. Courson: interest reimbursement on amounts paid to purchase investment contracts and reimbursement of automobile expenses. Amounts shown for 1994 consist of the following: (i) Mr. Conrad: interest reimbursement of $25,638 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (ii) Mr. Richards: interest reimbursement of $18,611 on amounts paid to purchase investment contracts and reimbursement of automobile expenses;
(iii) Mr. Densmore: interest reimbursement of $13,222 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (iv) Mr. Allemang: reimbursement of automobile and relocation expenses; (v) Mr.
Courson: reimbursement of automobile expenses and interest reimbursement on amounts paid to purchase investment contracts. Amounts shown for 1993 consist of the following: (i) Mr. Conrad: reimbursement of $156,414 for the payment of certain income taxes and interest reimbursement on amounts paid to purchase shares of the Company's Class B common stock and reimbursement of automobile expenses; (ii) Mr. Richards: reimbursement of $149,495 for the payment of certain income taxes and interest reimbursement on amounts paid to purchase shares of the Company's Class B common stock and reimbursement of automobile expenses; (iii) Mr. Densmore: reimbursement of $86,543 for the payment of certain income taxes and interest reimbursement on amounts paid to purchase shares of the Company's Class B common stock and reimbursement of automobile expenses; (iv) Mr. Courson: reimbursement for automobile expenses and interest reimbursement on amounts paid to purchase shares of the Company's Class B common stock and reimbursement for the payment of certain income taxes.

     (b) Represents amounts allocated pursuant to the Company's employee stock ownership plan ("ESOP"). There were no allocations to the ESOP for the year ended December 31, 1993.

INVESTMENT CONTRACTS AND STOCK APPRECIATION RIGHTS
     In 1993, certain directors and executive officers of the Company exchanged all their shares of the Company's Class B common stock for 1.558 units in an investment contract and 1.558 units of Stock Appreciation Rights ("SAR") for each Class B share held. The investment contract entitles the holder to receive the lesser of $86.625 or the closing price of Fund American's common stock on the day preceding exercise of the investment contract, multiplied by a factor of 1.223 in cash for each unit held. The units may be exercised at any time at the option of the holder.

     The SARs may be exercised at any time simultaneously with each exercised investment contract unit at the option of the holders thereof. The value of each SAR is equal to the difference between $86.625 and the closing price of Fund American's common stock on the date preceding the exercise of the SAR multiplied by a factor of 1.223. The following table summarizes SAR values as of December 31, 1995.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                                   NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED                            IN-THE-MONEY
                                                            SARS AT FISCAL YEAR END (b)             SARS AT FISCAL YEAR-END (b)
                                                            ----------------------------      ---------------------------------
                            SHARES ACQUIRED      VALUE
NAME                        ON EXERCISE (a)   REALIZED      EXERCISABLE    UNEXERCISABLE      EXERCISABLE         UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
James A. Conrad                       9,323         $0           16,800                0          $75,407                    $0
Robert W. Richards                    5,345          0           18,804                0           84,402                     0
Robert R. Densmore                        0          0           12,000                0           53,862                     0
Michael C. Allemang                       0          0                0                0                0                     0
John A. Courson                           0          0            2,033                0            9,126                     0
-------------------------------------------------------------------------------------------------------------------------------

     (a) Represents the number of investment contract units with respect to which the SARs were exercised.
     (b) The number and value of unexercised SARs are based on shares of Fund American common stock.

PENSION BENEFITS
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                  YEARS OF SERVICE
                                 ---------------------------------------------
REMUNERATION                          15       20        25        30       35
------------------------------------------------------------------------------
$125,000                         $30,000  $40,000   $50,000   $60,000  $70,000
 150,000                          36,000   48,000    60,000    72,000   84,000
 175,000                          42,000   56,000    70,000    84,000   98,000
 200,000                          48,000   64,000    80,000    96,000  112,000
 225,000                          54,000   72,000    90,000   108,000  126,000
 250,000                          60,000   80,000   100,000   120,000  140,000
 300,000                          72,000   96,000   120,000   144,000  168,000
 400,000                          96,000  128,000   160,000   192,000  224,000
 450,000                         108,000  144,000   180,000   216,000  252,000
 500,000                         120,000  160,000   200,000   240,000  280,000
------------------------------------------------------------------------------


     The gross annual benefit paid is computed as a straight-life annuity reduced by .485% of average salary up to covered compensation; that is, the average of social security wage bases for the 35 years prior to retirement. The annual benefits shown in the above table are not reduced to reflect the limitations imposed by the Internal Revenue Code, which limit the annual benefits payable from qualified plans to any individual. The Company maintains a Supplemental Retirement Plan which is a non-qualified unfunded deferred compensation plan. Under the plan, certain highly compensated employees affected by these limitations will receive additional retirement income payments from the Company so that their pension benefits will equal the amounts they would otherwise have been were it not for the limitations.

     Messrs. Conrad, Richards, Densmore, Allemang and Courson participate in retirement plans under which they are entitled to receive estimated annual retirement benefits in accordance with the table shown above.

     Participants in the retirement plans are eligible to receive normal retirement benefits at age 65, reduced normal retirement benefits at age 55 with at least ten years of service, or a deferred vested benefit if they terminate employment prior to retirement but after five years of service. Eligible compensation for Messrs. Conrad, Richards, Densmore, Allemang and Courson, includes base salary plus bonus received, but is limited to not more than one and one-third of base salary in total. Benefits accrued under the retirement plans are limited to eligible compensation of $150,000 for each of the Named Executive Officers.

     Benefits under the retirement plans for a single person are computed on a straight-life basis and benefits for a married person are generally computed on a joint and 50% survivor basis, subject to each participant's right to elect alternative survivor benefits.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



     As of December 31, 1995, Messrs. Conrad, Richards, Densmore, Allemang and Courson had 12, 24, 19, 2, and 5 whole years of credited service, respectively, for purposes of computing their benefits under the retirement plans.

INCENTIVE COMPENSATION ARRANGEMENTS
     Fund American Enterprises, Inc. ("FAE"), the sole common shareholder of the Company, has entered into an incentive compensation arrangement which could result in the payment of additional compensation to certain senior officers of the Company (including the Named Executive Officers) in the event of a sale of the Company. Under this arrangement, if there is a sale of the Company, one-third of all phantom shares previously allocated under the Company's
Long Term Incentive Plan in each earning period (26,442.97 phantom shares in the aggregate) will become fully earned and vested. In addition, those senior officers would be paid a portion of the amount by which the price at which the Company is sold exceeds the book value of the Company (the "Incentive Amount"). The portion of the Incentive Amount payable to any one of the eligible senior officers ranges from .0580% to 1.6814% of the Inventive Amount, and the portion of the Inventive Amount payable to such senior officers as a whole is limited to 5.1260% of the Incentive Amount. Any sums payable under this arrangement to an eligible senior officer would be payable no later than one year after the date of the sale of the Company and would accrue interest until the date of payment. Payment of compensation pursuant to this arrangement to any eligible senior officer is contingent upon such senior officer continuing employment with the Company for at least one year after the sale; provided, however, that such senior officer will be entitled to immediate payment if prior to that time his or her employment (i) is involuntarily terminated other than for cause or (ii) is involuntarily terminated as a result of a constructive termination, or (iii) in certain limited circumstances, is involuntarily terminated in connection with a material reduction in benefits.

COMPENSATION OF DIRECTORS
     Directors who are neither employees of the Company nor employees or directors of Fund American (Messrs. Keller, Macklin and Taylor) receive an annual retainer of $10,000 and a fee of $1,500 for each board meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Human Resources Committee of the Board of Directors establishes compensation for executive officers of the Company. None of the members of the Human Resources Committee, namely Terry L. Baxter, Gordon S. Macklin and Roger
K. Taylor, is, or was, an officer or employee of the Company or any of the Company's subsidiaries.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of March 28, 1996, there was one holder of the 2,247,000 shares of the Company's issued and outstanding common stock, each entitled to one vote, as follows:

--------------------------------------------------------------------------------
TITLE OF          NAME AND ADDRESS                    NUMBER OF       PERCENT
CLASS             OF BENEFICIAL OWNER              SHARES OWNED      OF CLASS
--------------------------------------------------------------------------------
Common stock      Fund American Enterprises, Inc.     2,247,000        100.0%
                  The 1820 House
                  Norwich, Vermont 05055-0850

--------------------------------------------------------------------------------


     The following table sets forth, as of March 28, 1996, beneficial ownership of Fund American common stock by each director of the Company and each of the "Named Executive Officers" as defined herein.

--------------------------------------------------------------------------------
                  NAME OF                             NUMBER OF        PERCENT
TITLE OF CLASS    BENEFICIAL OWNER              SHARES OWNED(b)   OF CLASS (c)
--------------------------------------------------------------------------------
Common stock (a)  Michael C. Allemang                     2,336            *
                  Terry L. Baxter                             -            -
                  James A. Conrad                           836            *
                  John A. Courson                           266            *
                  Robert R. Densmore                        758            *
                  Robert P. Keller                            -            -
                  Gordon S. Macklin                       5,000            *
                  Robert W. Richards                        894            *
                  Roger K. Taylor                             -            -
                  Allan L. Waters (d)                     6,900            *
--------------------------------------------------------------------------------


  *Represents less than 1% of the outstanding shares.

  (a) Represents Fund American common stock pursuant to Item 403(b) of Regulation S-K of the Securities Act of 1933.

  (b) Except for Messrs. Baxter, Keller, Macklin, Taylor and Waters, includes shares beneficially owned by the Company's Employee Stock Ownership Plan (whereby voting rights are exercised by the Plan's trustee and attributable under terms of the Plan to such person.)

  (c) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act. Except to the extent indicated above, all executive officers and directors have (or share with their spouses) sole voting and investment power with respect to the shares for which they claim beneficial ownership.

  (d) Includes currently exercisable stock options held by Mr. Waters of 1,000 shares.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Pursuant to the terms of a tax allocation agreement between the Company and Fund American, Fund American has agreed to compensate the Company for the use of certain accumulated unrealized losses associated with the Company's common equity securities portfolio if such losses, when realized, can be utilized in Fund American's consolidated tax returns.

     During 1995, the Company transferred a total of $27 million of certain common equity securities and $93 million in cash and money market investments to Fund American Enterprises, Inc., ("FAE") the sole common shareholder of the Company, in exchange for 959,049 shares of the Company's common stock held by FAE, which were retired by the Company. The Company recognized a $2.2 million pretax loss on the noncash exchanges.

     During 1995, Mr. Conrad received $806,821 upon the exercise of 9,323 investment contract units and Mr. Richards received $463,011 upon the exercise of 5,345 investment contract units. See discussion of "Investment Contracts and Stock Appreciation Rights" on page 11.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a.  (1)  Financial Statements

         The Financial Statements applicable to Source One Mortgage Services Corporation and consolidated subsidiaries have been incorporated by reference herein from Source One Mortgage Services Corporation's 1995 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules appearing on page 18 of this Annual Report on Form 10-K.

   (2)   Financial Statement Schedules

         None.

   (3)   Exhibits

         The exhibits required to be filed by Item 601 of Regulation S-K and by this form are listed on page 20 of this Annual Report on Form 10-K.

         The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

            Exhibit 10(a) Source One Mortgage Services Corporation Employee Stock Ownership Plan, as amended.

            Exhibit 10(b) First Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan.

            Exhibit 10(c) Form of Second Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan.

            Exhibit 10(d) Form of Third Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan.

            Exhibit 10(e) Fourth Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan.

            Exhibit 10(f) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan.

            Exhibit 10(g) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan.

            Exhibit 10(h) Form of Source One Mortgage Services Corporation Employee Stock Ownership Plan Trust Agreement.

            Exhibit 10(i) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated.

            Exhibit 10(j) First Amendment to Source One Mortgage Services Corporation Retirement Plan.

            Exhibit 10(k) Second Amendment to Source One Mortgage Services Corporation Retirement Plan.

            Exhibit 10(l) Third Amendment to Source One Mortgage Services Corporation Retirement Plan.

            Exhibit 10(m) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement.

            Exhibit 10(n) Source One Mortgage Services Corporation Supplemental Retirement Plan.

            Exhibit 10(o) Source One Mortgage Services Corporation Stock Appreciation Rights Plan.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



            Exhibit 10(cc) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad.

            Exhibit 10(dd) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson.

            Exhibit 10(ee) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore.

            Exhibit 10(ff) Investment Contract by and between Source One Mortgage Services Corporation and Robert W. Richards.

            Exhibit 10(hh) Source One Mortgage Services Corporation Long Term Incentive Plan.

            Exhibit 10(ll) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries

Source One Mortgage Services Corporation and Subsidiaries
Index to Financial Statements and Financial Statement Schedules
(Item 14(a))

--------------------------------------------------------------------------------
                                                                          ANNUAL
                                                                          REPORT
                                                                        PAGE(S)*
--------------------------------------------------------------------------------
Financial Statements:
   Consolidated statements of condition
     as of December 31, 1995 and 1994..................................     13
   Consolidated statements of income for each of the
     years ended December 31, 1995, 1994 and 1993......................     14
   Consolidated statements of stockholders' equity for each
     of the years ended December 31, 1995, 1994 and 1993...............     15
   Consolidated statements of cash flows for each
     of the years ended December 31, 1995, 1994 and 1993...............  16-17
   Notes to consolidated financial statements..........................  18-37

Other Financial Information:
   Report of independent auditors......................................     12
   Selected quarterly financial data (unaudited).......................     38


Schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted or the information required is included in the consolidated financial statements or notes thereto.

*Source One Mortgage Services Corporation's 1995 Annual Report to
Shareholders.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



b. Reports on Form 8-K

   The Company filed 6 reports on Form 8-K during the fourth quarter of 1995. The dates and contents are described below.


   October 25, 1995    Reported Report to the Trustee and Report to the
                       Certificate Holders for the month of October 1995 relating to the Source One Mortgage Services
                       Corporation 11-1/2% Mortgage Pass-Through Certificates,
                       Series A.

   October 31, 1995    Reported Distribution Date Statements for October 25,
                       November 1, November 1, and October 20, 1995 relating to the Source One Mortgage Services Corporation Agency
                       MBS Multi-Class Pass-Through Certificates
                       Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   November 27, 1995   Reported Report to the Trustee and Report to the
                       Certificate Holder for the month of November 1995 relating to the Source One Mortgage Services
                       Corporation 11-1/2% Mortgage Pass-Through Certificates,
                       Series A.

   November 29, 1995   Reported Distribution Date Statements for November 25,
                       December 1, December 1 and November 20, 1995 relating to the Source One Mortgage Services Corporation Agency
                       MBS Multi-Class Pass-Through Certificates Series 1987-2,
                       1988-1, 1988-2 and 1990-1, respectively.

   December 26, 1995   Reported Report to the Trustee and Report to the
                       Certificate Holders for the month of December 1995 relating to the Source One Mortgage Services
                       Corporation 11-1/2% Mortgage Pass-Through Certificates,
                       Series A.

   December 28, 1995   Reported Distribution Date Statements for  December 25,
                       1995, December 25, 1995, January 1, 1996,  January 1,
                       1996 and December 20, 1995 relating to the  Source One
                       Mortgage Services Corporation Agency MBSMulti-Class
                       Pass-Through Certificates Series 1987-1, 1987-2, 1988-1,
                       1988-2 and 1990-1, respectively.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



c. Exhibits

Exhibit No.

3(a) Restated Certificate of Incorporation of Source One Mortgage Services
     Corporation (incorporated by reference to Exhibit 4(a) of the February 28, 1994 Current Report on Form 10-K, File No. 1-12898, formerly File
     No. 33-8562).

 (b) Certificate of Designation for Series A Preferred Stock of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

 (c) Amended and Restated Bylaws of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 4(d) of Amendment No. 1 to the registration statement on Form S-3, Registration No. 33-71924).

4(a) Pooling and Servicing Agreement between Manufacturers Hanover Mortgage
     Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated March 1, 1983 and relating to mortgage Pass-Through Certificates, Series A, 11-1/2 Pass-Through Rate (incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(b) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated September 25, 1987 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-1 (incorporated by reference to
     Exhibit 10(jj) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(c) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated January 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-2 (incorporated by reference to
     Exhibit 10(kk) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(d) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated March 30, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-1 (incorporated by reference to
     Exhibit 10(ll) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(e) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The National Bank of Chicago dated June 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-2 (incorporated by reference to
     Exhibit 10(mm) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(f) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated July 30, 1990 and relating to the Agency MBS Multi-Class Pass-Through Certificates, Series 1990-1 (incorporated by reference to
     Exhibit 4(a) of the July 30, 1990 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(g) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated September 15, 1986 (incorporated by reference to Exhibit 4(a) of the registration statement on Form S-1, Registration No. 33-8562).

(h) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated November 1, 1986 (incorporated by reference to Exhibit 4(b) of the registration statement on Form S-1, Registration No. 33-8562).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



(i) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to Exhibit 4(h) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

(j) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to
     Exhibit 4(i) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

(k) Second Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to
     Exhibit 4(k) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(l) Third Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to
     Exhibit 4(l) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(m) Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992 (incorporated by reference to
     Exhibit 19(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562).

(n) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of medium-term indebtedness adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 19(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the Medium-Term Notes, Series B, of Source One Mortgage Services Corporation issuable under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992).

(o) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of a series of medium-term notes, Series B, entitled "9% Debentures due June 1, 2012" adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to Exhibit (i) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the 9% Debentures due June 1, 2012 of Source One Mortgage Services Corporation issued under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992).

(p) Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(1) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995).

(q) First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995).

(r) Form of 8.25% Debentures due 1996 (incorporated by reference to Exhibit 4(p) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

(s) Form of Medium-Term Note, Series A (incorporated by reference to Exhibit 4(q) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



(t) Form of 8.875% Notes due 2001 (incorporated by reference to Exhibit 4(r) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

(u) Form of 9% Debentures due 2012 (incorporated by reference to Exhibit 4(s) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

(v) Specimen Certificate for 8.42% Cumulative Preferred Stock, Series A, of Source One Mortgage Services Corporation (incorporated by reference to
     Exhibit 4(a) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-12898).

(w) Form of 9.375% Quarterly Income Capital Securities (Subordinated Interest Deferrable Debentures, Due 2025); included in the First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995).

10   Material Contracts

(a) Source One Mortgage Services Corporation Employee Stock Ownership Plan, as amended (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(b) First Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562).

(c) Form of Second Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(b) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562).

(d) Form of Third Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(e) Fourth Amendment to Source One Mortgage Services Corporation Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(f) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(g) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(h) Form of Source One Mortgage Services Corporation Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10(b) of the registration statement on Form S-1, Registration No. 33-8562).

(i) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

(j) First Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



 (k) Second Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (l)  Third Amendment to Source One Mortgage Services Corporation
      Retirement Plan (incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (m) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement (incorporated by reference to Exhibit 10(d) of the registration statement on Form S-1, Registration No. 33-8562).

 (n) Source One Mortgage Services Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-12898, formerly File No. 33-8562).

 (o) Source One Mortgage Services Corporation Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(c) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562).

 (p) Amended and Restated Revolving Credit Agreement dated as of March 24, 1995 by and among Source One Mortgage Services Corporation and The Mortgage Authority, Inc. (a subsidiary of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as administrative agent and certain other lenders (incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (q) Amended and Restated Security and Collateral Agency Agreement dated as of March 24, 1995 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. (a subsidiary of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders), Norwest Bank Minnesota, N.A. (as the successor trustee under certain Indentures under which Source One Mortgage Services Corporation is an issuer of certain debt securities) and National City Bank, Kentucky, as collateral agent (incorporated by reference to Exhibit 10(q) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (r) Transition Memorandum dated March 24, 1995 by and among Source One Mortgage Services Corporation and The Mortgage Authority, Inc. (a subsidiary of Source One Mortgage Services Corporation) and the First National Bank of Chicago, as agent for the Existing Lenders and Continuing Lenders named therein (incorporated by reference to Exhibit 10(r) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (s) Tax allocation agreement among Fireman's Fund Corporation, Fireman's Fund Insurance Company, Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation"), CMC Insurance Agency, Inc.,
      MHM Corporation (Michigan), MHMC Insurance Agency, Inc., MHM Corporation (Idaho) and Fireman's Fund Mortgage Securities Corporation effective July 1, 1986 (incorporated by reference to Exhibit 10(y) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

 (t) Eurocommercial Paper Program Agreement dated August 1, 1988 among Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the Dealers named therein (incorporated by reference to Exhibit 10(bb) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

 (u) Commercial Paper Dealer Agreement dated September 25, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Shearson Lehman Commercial Paper Inc. (incorporated by reference to exhibit 10(cc) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



 (v) Commercial Paper Dealer Agreement dated September 23, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and First Boston Corporation (incorporated by reference to
      Exhibit 10(dd) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

 (w)  Issuing and Paying Agency Agreement dated June 19, 1987 between
      Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

 (x) Amendment dated June 20, 1992 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(x) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

 (y) Amendment dated August 1, 1988 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

 (z) Letter of Representations dated November 23, 1990 relating to Issuing and Paying Agency Agreement dated September 18, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10(v) of the Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(aa) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562).

(bb) Stock Purchase Agreement dated December 15, 1995, between Source One Mortgage Services Corporation and Fund American Enterprises, Inc.*

(cc) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(dd) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(ee) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(ff) Investment Contract by and between Source One Mortgage Services Corporation and Robert W. Richards (incorporated by reference to Exhibit 10(gg) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(gg)  Investment Services Agreement dated November 13, 1991 between Source
      One Mortgage Services Corporation and Fund American Enterprises, Inc (incorporated by reference to Exhibit 10(rr) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



 (hh) Source One Mortgage Services Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (ii) Agreement dated August 10, 1995 by and between Source one Mortgage Services Corporation and Comerica Bank (incorporated by reference to
      Exhibit 10(ddd) of the registration statement on Form S-4, Registration No. 33-62765).

 (jj) Amendment No. 1 to Loan Agreement by and between Source One Mortgage Services Corporation and Comerica Bank (incorporated by reference to
      Exhibit 10(fff) of the registration statement on Form S-4, Registration No. 33-62765).

 (kk) First Amendment to Amended and Restated Revolving Credit Agreement by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. (a subsidiary of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as administrative agent, and certain other Lenders (incorporated by reference to Exhibit 10(eee) of the registration statement on Form S-4, Registration No. 33-62765).

 (ll) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc.*

  13 Source One Mortgage Services Corporation 1995 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof.*

  21  Subsidiaries of Source One Mortgage Services Corporation
      (incorporated by reference to Exhibit 22 of the February 28, 1994 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

  23  Consent of Ernst & Young LLP.*

  24  Powers of Attorney.*

  27  Financial Data Schedule.*


* Filed herewith.

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries



SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Source One Mortgage Services Corporation

        Date: March 28, 1996        By:   /s/ MARK A. JANSSEN
                                          ------------------------------------
                                          Mark A. Janssen
                                          Senior Vice President and Controller


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                       DATE
--------------------------------------------------------------------------------
/s/ ROBERT W. RICHARDS                        Chairman            March 28, 1996
----------------------                    and Director
Robert W. Richards

       *                             President, Chief             March 28, 1996
----------------------              Executive Officer
James A. Conrad                          and Director
                        (Principal Executive Officer)


       *                               Executive Vice             March 28, 1996
----------------------               President, Chief
Michael C. Allemang                 Financial Officer
                                         and Director
                        (Principal Financial Officer)

       *                        Senior Vice President             March 28, 1996
----------------------                 and Controller
Mark A. Janssen        (Principal Accounting Officer)

       *                               Executive Vice             March 28, 1996
----------------------           President, Secretary
Robert R. Densmore                       and Director

       *                                     Director             March 28, 1996
----------------------
Terry L. Baxter

       *                                     Director             March 28, 1996
----------------------
Robert P. Keller

       *                                     Director             March 28, 1996
----------------------
Gordon S. Macklin

       *                                     Director             March 28, 1996
----------------------
Roger K. Taylor

       *                                     Director             March 28, 1996
----------------------
Allan L. Waters

*By:  /s/ ROBERT W. RICHARDS
      ----------------------
      Robert W. Richards

     As Attorney-in-fact for the persons indicated

--------------------------------------------------------------------------------
     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The Company does not have any voting securities registered under Section 12 of the Act, and all of the Company's voting securities are held by a single entity. Accordingly, no proxy statement, form of proxy or other proxy soliciting material has been, or will be, sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.