Form 10-Q
period 1996-03-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1996-05-15
CIK 801543

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-12898

               [LOGO OF SOURCE ONE MORTGAGE SERVICES CORPORATION]

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ___X___          No  _________ .

As of May 10, 1996, the number of shares of the Registrant's Common Stock outstanding was 2,247,000.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


  TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION                                         PAGE NO.
     ITEM 1. FINANCIAL STATEMENTS
     Consolidated Statements of Condition
     March 31, 1996 (Unaudited) and December 31, 1995...................    2

     Consolidated Statements of Income (Unaudited),
     Three Months Ended March 31, 1996 and 1995.........................    3

     Consolidated Statements of Cash Flows (Unaudited),
     Three Months Ended March 31, 1996 and 1995  .......................    4

     Notes to Consolidated Financial Statements (Unaudited) ............    5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...............................  6-9

  PART II. Other Information

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................   10
     SIGNATURES.........................................................   11

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share amounts)



- ------------------------------------------------------------------------------
                                                       March 31,  December 31,
                                                          1996         1995
- ------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS
Cash                                                   $      467   $    4,146
Investments                                                18,604       26,290
Mortgage loans receivable                                 537,098      381,028
Pool loan purchases                                       125,078      118,995
Loans held for investment                                  22,566       24,335
Capitalized servicing (net)                               423,172      397,071
Common equity securities (net)                                  -          529
Mortgage claims receivable and real estate acquired
 (net of allowance for loan losses of $13,500)             46,628       45,416
Premises and equipment                                     30,078       31,014
Other assets                                               85,690      106,205
- ------------------------------------------------------------------------------
TOTAL ASSETS                                           $1,289,381   $1,135,029
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                        $  563,328   $  424,661
Long-term notes and debentures                            237,198      237,185
Subordinated debentures                                    54,070       54,786
- ------------------------------------------------------------------------------
Total debt                                                854,596      716,632
Accounts payable and other liabilities                     99,628       96,153
- ------------------------------------------------------------------------------
TOTAL LIABILITIES                                         954,224      812,785
- ------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares
 authorized 1,760,939 shares of 8.42% cumulative,
 Series A (aggregate liquidation preference
 of $25 per share) issued and outstanding                      18           18
Common stock, $.01 par value,
 8,000,000 shares authorized,
 2,247,000 shares issued and outstanding                       22           22
Paid-in capital                                           346,088      346,088
Unrealized investment loss (net)                                -         (546)
Retained deficit                                          (10,971)     (23,338)
- ------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                335,157      322,244
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,289,381   $1,135,029
- ------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

- -----------------------------------------------------------------------------------------------
Three months ended March 31,                                            1996           1995
- -----------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                                             $34,605        $41,166
Amortization of capitalized servicing                                    3,152         13,968
- -----------------------------------------------------------------------------------------------
 Net servicing revenue                                                  31,453         27,198
- -----------------------------------------------------------------------------------------------
Interest income                                                         10,537          7,246
Interest expense                                                        10,437          7,061
- -----------------------------------------------------------------------------------------------
 Net interest revenue                                                      100            185
- -----------------------------------------------------------------------------------------------
Net realized investment loss on sale of securities to affiliates          (855)             -
Net realized investment gain (loss)                                         47           (843)
Net gain on sale of mortgages                                           13,142          3,438
Net gain on sale of servicing                                                -         28,229
Other                                                                    4,797          3,471
- -----------------------------------------------------------------------------------------------
TOTAL REVENUE                                                           48,684         61,678
- -----------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                          15,701         14,938
Office occupancy and equipment                                           3,420          3,683
Provision for loan losses                                                1,958          1,217
Other operating expenses                                                 6,846          7,569
- -----------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                          27,925         27,407
- -----------------------------------------------------------------------------------------------
Income before income taxes and extraordinary loss                       20,759         34,271
Income tax expense                                                       7,465         12,217
- -----------------------------------------------------------------------------------------------
Income before extraordinary loss                                        13,294         22,054
Extraordinary loss on retirement of debt (net of
 $363 income tax benefit)                                                    -           (675)
- -----------------------------------------------------------------------------------------------
NET INCOME                                                            $ 13,294        $21,379
- -----------------------------------------------------------------------------------------------
Less dividends on preferred stock                                          927          2,105
- -----------------------------------------------------------------------------------------------
Net income applicable to common stock                                  $12,367        $19,274
- -----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
 Before extraordinary loss                                               $5.50          $6.22
 Extraordinary loss                                                          -          (0.21)
- -----------------------------------------------------------------------------------------------
 Net income per common share                                            $ 5.50         $ 6.01
- -----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

- -------------------------------------------------------------------------------------------------
Three months ended March 31,                                                 1996          1995
- -------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                              $  13,294      $  21,379
 Noncash items included in the determination of net income:
  Amortization of capitalized servicing                                       3,152        13,968
  Provision for loan losses                                                   1,958         1,217
  Depreciation and amortization                                               1,809         1,999
  Net realized loss on investments                                              855           843
  Amortization of goodwill                                                      522           522
  Gain on sale of servicing                                                       -       (28,229)
  Amortization of deferred gain on sale of servicing                           (956)         (956)
Net (increase) decrease in mortgage loans receivable                       (156,070)       22,082
Net increase in accounts payable and other liabilities                        6,741         5,216
Net decrease in other assets                                                  9,027         1,184
Net change in current and deferred income taxes receivable and payable        7,341        12,989
Extraordinary loss on retirement of debt                                          -           675
- -------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                           (112,327)       52,889
- -------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on pool loan purchases, mortgage claims
  receivable and real estate acquired                                        34,156        42,534
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                       (43,409)      (42,062)
 Capitalized excess servicing income                                         (3,435)       (1,033)
 Additions to purchased mortgage servicing rights                            (8,268)      (24,644)
 Originated mortgage servicing rights                                       (13,971)       (4,726)
 Net proceeds from sale of servicing                                              -       170,652
 Additions to long-term investments                                          (3,965)            -
 Net decrease (increase) in short-term investments                            8,661      (113,406)
 Proceeds from sales of common equity securities                                514        10,417
 Net (acquisition) disposition of premises and equipment                       (237)          487
 Net decrease (increase) in loans held for investment                         1,769          (612)
- -------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                            (28,185)       37,607
- -------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                               1,769,571       204,861
 Repayments on commercial paper                                          (1,605,003)     (147,600)
 Net decrease in credit agreement borrowings                                (25,943)      (69,741)
 Retirement of debt                                                               -       (71,689)
 Dividends paid                                                                (927)       (2,105)
 Other                                                                         (865)            -
- -------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            136,833       (86,274)
- -------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                              (3,679)        4,222
Cash at beginning of period                                                   4,146         1,240
- -------------------------------------------------------------------------------------------------
Cash at end of period                                                    $      467     $   5,462
- -------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996.

     Certain reclassifications have been made to the financial statements for 1995 to conform to the 1996 presentation.

NET INCOME PER SHARE
     Net income per share amounts were computed based on 2,247,000 and 3,206,049 weighted average total number of common shares outstanding for the quarters ended March 31, 1996 and 1995, respectively.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") had net income of $13.3 million and $21.4 million for the three months ended March 31, 1996 and 1995, respectively. The 1996 net income amount includes a $20.0 million pretax, $13.0 after tax, recovery of valuation allowances related to the Company's mortgage servicing rights asset. The 1995 net income amount includes a $28.2 million pretax, $18.3 million after tax, gain on the sale of servicing to a third party.

     Net servicing revenue increased to $31.5 million for the first quarter of 1996 from $27.2 million for the 1995 first quarter. Mortgage servicing revenue, however, decreased $6.6 million primarily due to the sale of $9.9 billion of mortgage servicing rights in the first quarter of 1995, partially offset by the effects of a $4.7 billion servicing rights acquisition in the fourth quarter of 1995. The decrease in mortgage servicing revenue was more than offset by a $10.8 million decrease in amortization of the capitalized servicing asset. The lower amortization was due to a substantial recovery of the valuation allowances for the impairment of mortgage servicing rights totaling $20.0 million, reflecting an increase in interest rates and a corresponding increase in the fair values of the Company's mortgage servicing rights, since year end 1995 levels. This recovery was partially offset by higher amortization of the capitalized mortgage servicing asset reflecting a lower interest rate environment during the first quarter of 1996 versus the comparable period of 1995.

     Amortization of capitalized servicing for the quarter ended March 31, 1996 also includes a $3.0 million net unrealized loss which represents the decline in market value of the Company's investment in interest rate floor contracts ("floors") resulting from increases in market interest rates during the quarter. The Company enters into floor contracts to reduce the sensitivity of its servicing value and revenues to changes in market interest rates. The floors derive their value from the 10 year constant maturity treasury yield index or the 10 year swap rate index, as applicable. The floor yields range from 5.47% to 6.24%. The carrying value of the Company's interest rate floor contracts totaled $1.3 million and $3.5 million as of March 31, 1996 and December 31, 1995, respectively, with total notional principal amounts of $700 million and $500 million, respectively. The Company is not exposed to losses in excess of its initial investment in the floors.

     The Company's mortgage loan servicing portfolio increased to $31.6 billion as of March 31, 1996 from $29.0 billion as of March 31, 1995. The increase in the servicing portfolio balance reflects a $4.7 billion servicing rights acquisition in the fourth quarter of 1995.

     Mortgage loan production increased to $1,205 million for the first quarter of 1996 compared to $329 million for the 1995 first quarter. Regular mortgage loan payoffs were $919 million and $384 million for the first quarters of 1996 and 1995, respectively. The increase in mortgage loan production and payoffs reflect lower market interest rates and a corresponding increase in refinancing activity during the 1996 first quarter compared to the comparable 1995 period. (See table on page 8.)

     Net interest revenue was $.1 million for the quarter ended March 31, 1996 versus $.2 million for the comparable 1995 quarter. Although interest income increased as a result of increased mortgage loan production and the related average mortgage loans receivable inventory, interest expense on short-term borrowings also increased as a result of the higher production. The increases in interest income and interest expense were also partially offset by the effects of lower interest rates and a flattening of the yield curve during the first quarter of 1996 compared to 1995. The issuance of $56.0 million principal amount of subordinated debentures in December 1995 also resulted in an increase to interest expense for the first quarter of 1996.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net gain on mortgage sales increased to $13.1 million from $3.4 million for the first quarter of 1996 compared to 1995, which is primarily due to an increase in capitalized originated mortgage servicing rights income resulting from the increase in production and the related mortgage loan sales volume during the first quarter of 1996 compared to 1995.

     Net gain on sale of servicing of $28.2 million for the quarter ended March 31, 1995 represents a gain on the sale of $9.9 billion of servicing to a third party in the first quarter of 1995. Additional sales transactions may occur in the future when management deems it to be economically advantageous.

     Other revenue, which consists primarily of loan processing fees, insurance commissions and brokerage fees, was $4.8 million and $3.5 million for the quarters ended March 31, 1996 and 1995, respectively. Loan processing fees tend to increase or decrease with mortgage loan production. Accordingly, the increase in other revenue reflects the increase in mortgage loan production during the 1996 first quarter compared to 1995.

     Salaries and employee benefits expense was $15.7 million and $14.9 million for the quarters ended March 31, 1996 and 1995, respectively. Generally accepted accounting principles ("GAAP") require loan origination fees to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and employee benefits expense. An increase in loan origination fees, reflecting increased mortgage loan production during the first quarter of 1996 versus 1995, partially offset the increase in unadjusted salaries and employee benefits expense. Excluding the effects of loan origination fees, salaries and employee benefits expense would have increased approximately 16%, as indicated in the following table, reflecting increased loan officer commissions due to higher mortgage loan production volumes during the first quarter of 1996 compared to 1995.

- ------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
(in thousands)                                             1996       1995
- ------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense        $20,333     $17,465
GAAP net origination revenues                             (4,632)     (2,527)
- ------------------------------------------------------------------------------
GAAP salaries and employee benefits expense              $15,701     $14,938
- ------------------------------------------------------------------------------

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A summary of the Company's mortgage loan production and servicing portfolio follows:

- ------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
- ------------------------------------------------------------------------------
(in millions)                                        1996               1995
- ------------------------------------------------------------------------------
LOAN PRODUCTION
Originations by loan type:
  FHA/VA Insured                                   $   612            $   187
  Conventional                                         593                142
- ------------------------------------------------------------------------------
Total                                              $ 1,205            $   329
- ------------------------------------------------------------------------------
Originations by source:
  Retail                                           $   595            $   193
  Wholesale                                            610                136
- ------------------------------------------------------------------------------
Total                                              $ 1,205            $   329
- ------------------------------------------------------------------------------
SERVICING PORTFOLIO (A)
Beginning balance                                  $31,831            $39,568
  Sale of servicing                                      -             (9,893)
  Mortgage loan production                           1,205                329
  Regular payoffs                                     (919)              (384)
  Principal amortization, servicing
    released and foreclosures                         (512)              (650)
- ------------------------------------------------------------------------------
Ending balance                                    $ 31,605            $28,970
- ------------------------------------------------------------------------------

                                                  March 31,        December 31,
                                                    1996               1995
- ------------------------------------------------------------------------------
Number of loans serviced (a)                       488,380             494,051
Weighted average net servicing fee
  (at end of period) (b)                             .409%               .419%
Weighted average interest rate (a)                   8.28%               8.33%
Percent delinquent (a) (c)                           5.15%               6.08%
- ------------------------------------------------------------------------------

  (a) Includes loans subserviced for others having a principal balance of $3,968 million and $4,039 million as of March 31, 1996 and December 31, 1995, respectively.

  (b) Excludes loans subserviced for others having a principal balance of $3,968 million and $4,039 million as of March 31, 1996 and December 31, 1995, respectively.

  (c)  Includes loans in process of foreclosure.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash flow requirements relate to funding mortgage loan production and investments in mortgage servicing rights. To meet these funding needs, the Company relies on commercial paper borrowings, short-term credit facilities, medium and long-term debt, early funding programs and cash flow from operations. Management believes capital resources will be sufficient to meet the Company's operating needs as well as to fund maturing medium and long-term debt.

     The following table summarizes total debt outstanding:

- -----------------------------------------------------------------------------------
                                                             March 31,  December 31,
(in thousands)                                                 1996       1995
- -----------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 5.66% and 6.14% as of March 31, 1996 and
 December 31, 1995, respectively                           $ 421,181      $ 256,613

Credit agreements, weighted average interest rates
 of 6.03% and 6.57% as of March 31, 1996 and
 December 31, 1995, respectively                              38,458         64,485

Medium-term notes due 1996, weighted average
 interest rate of 9.60%                                       29,700         29,700

8.25% debentures due November 1, 1996                         74,650         74,650

8.875% medium-term notes due October 15, 2001                138,355        138,355

9.0% debentures due June 1, 2012                             100,000        100,000

9.375% subordinated debentures due December 31, 2025          55,976         55,976

Less unamortized discount,
 premium and issuance costs (net)                             (3,724)        (3,147)
- -----------------------------------------------------------------------------------
Total debt                                                 $ 854,596      $ 716,632
- -----------------------------------------------------------------------------------

     The Company has secured credit agreements which contain covenants limiting its ability to pay dividends or make distributions on its capital in excess of preferred stock dividend and subordinated debt interest payment requirements each year. The covenants also require the Company to maintain a certain level of total tangible net worth and a certain ratio of debt to total tangible net worth. The Company is currently in compliance with all such covenants. As of March 31, 1996 and December 31, 1995, there was no loan balance outstanding under the secured credit agreements.

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the quarter ended March 31, 1996.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

     Exhibit
       No.      Description
     -------   ----------------------
     27         Financial Data Schedule

b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1996.

  (i)  January 24, 1996: Reported Distribution Date Statements for January
       25, February 1, February 1, and January 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

  (ii) January 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of January 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

 (iii) February 26, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of February 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

  (iv) February 27, 1996: Reported Distribution Date Statements for February 25, March 1, March 1, and February 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   (v) March 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of March 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

  (vi) March 27, 1996: Reported Distribution Date Statements for March 25, March 25, April 1, April 1 and March 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1,
       respectively.

FORM 10-Q
- ------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries

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

                                        SOURCE ONE MORTGAGE SERVICES CORPORATION
                                        ----------------------------------------
                                                         (Registrant)

DATE: MAY 13, 1996                      /S/ MARK A. JANSSEN
                                        ---------------------
                                        Mark A. Janssen
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXIBIT NO.               DESCRIPTION
- ----------               -----------

     27                  Financial Data Schedule