Form 10-Q
period 1996-06-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1996-08-13
CIK 801543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-12898


                  [SOURCE ONE MORTGAGE SERVICES CORPORATION]
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
Yes     X             No        .
      ------             -------

As of August 13, 1996, the number of shares of the Registrant's Common Stock outstanding was 2,247,000.

                                                      [50 years 1946-1996 logo]




FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                     PAGE NO.
         ITEM 1. FINANCIAL STATEMENTS
         Consolidated Statements of Condition
         June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . 2
         Consolidated Statements of Income (Unaudited),
         Six Months and Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . 3
         Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . 5
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6-10
PART II. OTHER INFORMATION
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share amounts)


- -------------------------------------------------------------------------------------------------------------
                                                                               June 30,         December 31,
                                                                                 1996               1995
- -------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Cash                                                                       $       1,405        $      4,146
Investments                                                                       11,273              26,290
Mortgage loans receivable                                                        439,489             381,028
Pool loan purchases                                                              121,041             118,995
Loans held for investment                                                         22,586              24,335
Capitalized servicing (net)                                                      435,369             397,071
Common equity securities (net)                                                         -                 529
Mortgage claims receivable and real estate acquired
   (net of allowance for loan losses of $13,500)                                  44,217              45,416
Premises and equipment                                                            29,359              31,014
Other assets                                                                      88,004             106,205
- ------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $   1,192,743        $  1,135,029
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term debt                                                         $     475,269        $    424,661
   Long-term debt                                                                237,212             237,185
   Subordinated debentures                                                        54,224              54,786
   Accounts payable and other liabilities                                         85,885              96,153
- ------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                             852,590             812,785
- ------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value, 12,000,000 shares authorized,
      1,760,939 shares of 8.42% cumulative, Series A (aggregate
      liquidation preference of $25 per share) issued and outstanding                 18                  18
   Common stock, $.01 par value, 8,000,000 shares authorized,
      2,247,000 shares issued and outstanding                                         22                  22
Paid-in capital                                                                  346,088             346,088
Unrealized investment loss (net)                                                       -                (546)
Retained deficit                                                                  (5,975)            (23,338)
- ------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       340,153             322,244
- ------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,192,743        $  1,135,029
============================================================================================================


See accompanying notes to consolidated financial statements.

                                                      [50 years 1946-1996 Logo]




FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

- ------------------------------------------------------------------------------------------------------------
                                                             Six Months Ended           Three Months Ended
                                                                 June 30,                    June 30,
- -------------------------------------------------------------------------------------------------------------
                                                            1996           1995         1996          1995
- -------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                              $   68,096    $    75,381    $   33,491     $  34,215
Amortization of capitalized servicing                      (10,030)       (37,112)       (9,868)      (23,144)
Net loss on interest rate contracts                         (4,902)             -        (1,912)            -
- -------------------------------------------------------------------------------------------------------------
   Net servicing revenue                                    53,164         38,269        21,711        11,071
- -------------------------------------------------------------------------------------------------------------
Interest income                                             22,389         16,238        11,852         8,992
Interest expense                                           (20,109)       (12,252)       (9,672)       (5,191)
- -------------------------------------------------------------------------------------------------------------
   Net interest revenue                                      2,280          3,986         2,180         3,801
- -------------------------------------------------------------------------------------------------------------
Net realized investment (loss) gain on sale
   of securities to affiliates                                (855)           216             -           216
Net realized investment (loss) gain                           (150)          (678)         (197)          165
Net gain on sale of mortgages                               24,469          5,776        11,327         2,338
Net gain on sale of servicing                                    -         28,229             -             -
Other                                                        9,538          6,959         4,741         3,488
- -------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                               88,446         82,757        39,762        21,079
- -------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                              31,715         28,280        16,014        13,342
Office occupancy and equipment                               6,916          7,412         3,496         3,729
Provision for loan losses                                    4,944          2,587         2,986         1,370
Other operating expenses                                    14,687         15,677         7,841         8,108
- -------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                              58,262         53,956        30,337        26,549
- -------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary loss    30,184         28,801         9,425        (5,470)
Income tax expense (benefit)                                10,968         10,615         3,503        (1,602)
- -------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                     19,216         18,186         5,922        (3,868)
Extraordinary loss on retirement of debt
   (net of income tax benefit)                                   -           (902)            -          (227)
- -------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           19,216         17,284         5,922        (4,095)
Less dividends on preferred stock                            1,853          4,210           926         2,105
- -------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock            $   17,363    $    13,074    $    4,996     $  (6,200)
=============================================================================================================
NET INCOME (LOSS) PER COMMON SHARE:
Before extraordinary loss                               $     7.73    $      4.93    $     2.22     $   (2.42)
Extraordinary loss                                               -           (.32)            -          (.09)
- -------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                      $     7.73    $      4.61    $     2.22     $   (2.51)
=============================================================================================================

See accompanying notes to consolidated financial statements.

[50 years 1946-1996 Logo]




FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

- -------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                               1996           1995
- -------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                        $   19,216     $  17,284
   Noncash items included in the determination of net income:
      Amortization of capitalized servicing                                              10,030        37,112
      Net loss on interest rate contracts                                                 4,955             -
      Provision for loan losses                                                           4,944         2,587
      Depreciation and amortization                                                       3,819         3,874
      Net realized loss on investments                                                    1,005           462
      Amortization of goodwill                                                            1,045         1,045
      Gain on sale of servicing                                                               -       (28,229)
      Amortization of deferred gain on sale of servicing                                 (1,913)       (2,276)
   Net increase in mortgage loans receivable                                            (58,461)     (143,645)
   Net (decrease) increase in accounts payable and other liabilities                    (10,624)       36,548
   Net decrease in other assets                                                           5,759         1,008
   Net change in current and deferred income taxes receivable and payable                11,283        10,478
   Extraordinary loss on retirement of debt                                                   -           902
- -------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                                 (8,942)      (62,850)
- -------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Collections on pool loan purchases, mortgage claims
      receivable and real estate acquired                                                88,658        80,903
   Additions to pool loan purchases, mortgage claims
      receivable and real estate acquired                                               (94,449)      (86,046)
   Capitalized excess servicing income                                                   (5,387)       (1,971)
   Additions to purchased mortgage servicing rights                                     (16,431)      (28,440)
   Originated mortgage servicing rights                                                 (25,286)       (9,552)
   Net proceeds from sale of servicing                                                        -       169,774
   Additions to long-term investments                                                    (6,405)          (51)
   Principal payments received on long-term investments                                     216           364
   Net decrease in short-term investments                                                16,101        33,477
   Proceeds from sales of common equity securities                                          514        15,031
   Net (acquisition) disposition of premises and equipment                                 (690)          451
   Net decrease (increase) in loans held for investment                                   1,749        (2,091)
- -------------------------------------------------------------------------------------------------------------
   Net cash (used) provided by investing activities                                     (41,410)      171,849
- -------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of commercial paper                                         2,984,371       799,874
   Repayments on commercial paper                                                    (2,893,079)     (610,774)
   Net decrease in credit agreement borrowings                                          (15,763)     (114,638)
   Retirement of debt                                                                   (25,200)      (85,872)
   Repurchase of common stock                                                                 -       (90,004)
   Dividends paid                                                                        (1,853)       (4,210)
   Other                                                                                   (865)            -
- -------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                                      47,611      (105,624)
- -------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                       (2,741)        3,375
   Cash at beginning of period                                                            4,146         1,240
- -------------------------------------------------------------------------------------------------------------
   Cash at end of period                                                             $    1,405     $   4,615
=============================================================================================================

See accompanying notes to consolidated financial statements.

                                                      [50 years 1946-1996 Logo]




FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

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

   In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996.

   Certain reclassifications have been made to the financial statements for 1995 to conform to the 1996 presentation.

RECENTLY ISSUED ACCOUNTING STANDARD

   In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The adoption of this statement will eliminate the distinction between "normal" servicing rights and excess servicing receivables and will change the Company's method of measuring the value of its capitalized excess servicing asset. The statement is effective for transfers and servicing of financial assets beginning in fiscal year 1997. The Company has not yet determined what impact, if any, the adoption of this statement will have on its financial position or results of operations.

NET INCOME PER SHARE

   Net income per share amounts were computed based on 2,247,000 weighted average total number of common shares outstanding for both the six and three month periods ended June 30, 1996. Net income per share amounts were computed based on 2,835,134 and 2,468,295 weighted average total number of common shares outstanding for the six and three month periods ended June 30, 1995, respectively.

[50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-SIX MONTH AND THREE MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995

   Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") had net income of $19.2 million and $17.3 million for the six months ended June 30, 1996 and 1995, respectively. The 1996 net income amount includes a $27.5 million pretax, $17.9 million after tax, recovery of valuation allowances related to the Company's mortgage servicing rights asset. The 1995 net income amount includes a $28.2 million pretax, $18.3 million after tax, gain on the sale of servicing to a third party. The Company reported net income of $5.9 million for the three months ended June 30, 1996 compared to a net loss of $4.1 million for the same 1995 period.

   Net servicing revenue increased to $53.2 million for the six months ended June 30, 1996 from $38.3 million for the comparable 1995 period. Mortgage servicing revenue, however, decreased $7.3 million primarily due to a decrease in both the size of the servicing portfolio and the average servicing fee rates on the mortgage loan servicing portfolio. The decrease in mortgage servicing revenue was more than offset by a $27.1 million decrease in amortization of the capitalized servicing asset which was due to a substantial recovery of the valuation allowances for the impairment of mortgage servicing rights. Amortization of capitalized servicing for the three months ended June 30, 1996 and 1995, was $9.9 million and $23.1 million, respectively. In the second quarter of 1996, the Company recovered $7.5 million of valuation allowances for the impairment of capitalized servicing. In the second quarter of 1995, the Company recorded impairment of $12.1 million on the capitalized servicing asset. The recoveries during the first half of 1996 reflect an increase in market interest rates and a corresponding increase in the fair values of the Company's mortgage servicing rights from year end 1995 levels. The recoveries for the six and three month periods ended June 30, 1996 were partially offset by higher amortization of the capitalized servicing asset, reflecting a lower interest rate environment during the first half of 1996 versus the comparable period of 1995.

   In the first quarter of 1995, the Company sold $9.9 billion of servicing to a third party and recognized a $28.2 million net gain on the sale. The Company has implemented a portfolio management strategy that is designed to optimize returns on its servicing portfolio. As such, additional sales and purchase transactions may occur in the future when management deems it to be economically advantageous.

   As part of its portfolio risk management strategy, the Company utilizes various derivative financial instruments, including interest rate floors and principal-only ("P/O") swaps, to mitigate the effect on earnings of higher amortization and impairment on the capitalized servicing asset which results from increased prepayment activity. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the derivative financial instruments increases. Conversely, in a rising interest rate environment, the value of the capitalized servicing asset would be expected to increase while the value of such financial instruments would decrease. From September 1995 through May 1996 the Company has invested in $5.5 million of interest rate floor contracts. In July 1996, the Company entered into a significant P/O swap transaction with a notional value of $91 million. The Company may enter into similar types of transactions in the future to further reduce the sensitivity of its servicing value and revenues to changes in market interest rates.

   Net loss on interest rate contracts of $4.9 million for the six months ended June 30, 1996 represents the decline in market value of the Company's investment in interest rate floor contracts ("floors") resulting from increases in market interest rates since the beginning of 1996. The floors derive their value from the 10 year constant maturity treasury yield index or the 10 year swap rate index, as applicable. The floor yields range from 5.47% to 6.24%. The carrying value of the Company's interest rate floor contracts totaled $1.4 million and $3.5 million as of June 30, 1996 and December 31, 1995, respectively, with total notional principal amounts of $1,100 million and $500 million, respectively. The Company is not exposed to losses in excess of its $5.5 million initial investment in the floors.

                                                      [50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company's mortgage loan servicing portfolio increased to $31.3 billion as of June 30, 1996 from $28.7 billion as of June 30, 1995. The increase in the servicing portfolio reflects a $4.7 billion servicing rights acquisition in the fourth quarter of 1995.

   Mortgage loan production increased to $2,312 million for the six months ended June 30, 1996 compared to $939 million for the same six months of 1995. Mortgage loan production for the quarter ended June 30, 1996 increased to $1,107 million compared to $610 million for 1995. Regular mortgage loan payoffs were $1,783 million and $863 million for the six months ended June 30, 1996 and 1995, respectively, and $864 million and $479 million for the three month periods ended June 30, 1996 and 1995, respectively. The increases in mortgage loan production and payoffs for both the six and three month periods ending June 30, 1996 reflect lower market interest rates and a corresponding increase in refinancing activity versus the comparable 1995 periods. (See table on page 9.)

   Net interest revenue was $2.3 million for the six months ended June 30, 1996 versus $4.0 million for the comparable 1995 period. Although interest income increased as a result of increased mortgage loan production and the related average mortgage loans receivable inventory, interest expense on short-term borrowings also increased as a result of the higher mortgage production levels during the first half of 1996 compared to 1995. The issuance of $56.0 million principal amount of subordinated debentures in December 1995 also resulted in an increase to interest expense for the first half of 1996.

   Net gain on sale of mortgages increased to $24.5 million from $5.8 million for the six months ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996, net gain on sale of mortgages totaled $11.3 million compared to $2.3 million for the same three months of 1995. The increases are primarily due to an increase in capitalized originated mortgage servicing rights income resulting from the increase in production and the related mortgage loan sales volume during 1996 compared to 1995.

   Other revenue, which consists primarily of loan processing fees, insurance commissions and brokerage fees, was $9.5 million and $7.0 million for the six months ended June 30, 1996 and 1995, respectively. For the second quarters of 1996 and 1995, other revenue was $4.7 million and $3.5 million, respectively. Loan processing fees tend to increase or decrease with mortgage loan production. Accordingly, the increases reflect the increase in mortgage loan production in 1996 compared to 1995.

[50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Salaries and employee benefits expense was $31.7 million and $28.3 million for the six months ended June 30, 1996 and 1995, respectively, and $16.0 million and $13.3 million for the quarters ended June 30, 1996 and 1995, respectively. Generally accepted accounting principles ("GAAP") require loan origination fees to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense. An increase in loan origination fees, reflecting higher mortgage loan production during 1996 versus 1995, partially offset the increase in unadjusted salaries and employee benefits expense. Excluding the effects of loan origination fees, salaries and employee benefits expense would have increased approximately 17% , as indicated in the following table, reflecting increased loan officer commissions due to higher mortgage loan production volumes during both the six and three month periods ended June 30, 1996 compared to 1995.


=============================================================================================================
                                                           Six Months Ended             Three Months Ended
                                                               June 30,                      June 30,
- -------------------------------------------------------------------------------------------------------------
(in thousands)                                             1996          1995           1996          1995
- -------------------------------------------------------------------------------------------------------------
Unadjusted salaries and employee
   benefits expense                                    $   40,940    $   35,054      $   20,607     $  17,581
GAAP net origination revenues                              (9,225)       (6,774)         (4,593)       (4,239)
- -------------------------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense            $   31,715    $   28,280      $   16,014     $  13,342
=============================================================================================================

   The provision for loan losses was $4.9 million for the six months ended June 30, 1996 compared to $2.6 million for 1995. For the second quarters of 1996 and 1995, the provision for loan losses was $3.0 million and $1.4 million, respectively. The increases in 1996 are primarily due to higher average loss volumes relating to certain California residential mortgage loans.

                                                      [50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A summary of the Company's mortgage loan production and servicing portfolio follows:

=============================================================================================================
                                                           Six Months Ended             Three Months Ended
                                                               June 30,                       June 30,
- -------------------------------------------------------------------------------------------------------------
($ in millions)                                             1996          1995             1996          1995
- -------------------------------------------------------------------------------------------------------------
LOAN PRODUCTION
Originations by loan type:
   FHA/VA Insured                                      $    1,192    $      522      $      580     $     335
   Conventional                                             1,120           417             527           275
- -------------------------------------------------------------------------------------------------------------
Total                                                  $    2,312    $      939      $    1,107     $     610
=============================================================================================================
Originations by source:
   Retail                                              $    1,100    $      525      $      505     $     332
   Wholesale                                                1,212           414             602           278
- -------------------------------------------------------------------------------------------------------------
Total                                                  $    2,312    $      939      $    1,107     $     610
=============================================================================================================
SERVICING PORTFOLIO (a)
Beginning balance                                      $   31,831    $   39,568      $   31,605     $  28,970
   Mortgage loan production                                 2,312           939           1,107           610
   Regular payoffs                                         (1,783)         (863)           (864)         (479)
   Sale of servicing                                            -        (9,893)              -             -
   Principal amortization, servicing released
      and foreclosures                                     (1,031)       (1,005)           (519)         (355)
- -------------------------------------------------------------------------------------------------------------
Ending balance                                         $   31,329    $   28,746      $   31,329     $  28,746
=============================================================================================================

                                                               June 30,       December 31,
                                                                 1996             1995
- -------------------------------------------------------------------------------------------------------------
Number of loans serviced (a)                                    481,393         494,051
Weighted average net servicing fee (at end of period) (b)         .407%           .419%
Weighted average interest rate (a)                                8.25%           8.33%
Percent delinquent (a)(c)                                         5.27%           6.08%
=============================================================================================================

     (a) Includes loans subserviced for others having a principal balance of $3,884 million and $4,039 million as of June 30, 1996 and December 31, 1995, respectively.

     (b) Excludes loans subserviced for others having a principal balance of $3,884 million and $4,039 million as of June 30, 1996 and December 31, 1995, respectively.

     (c)    Includes loans in process of foreclosure.

[50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash flow requirements relate to funding mortgage loan production and investments in mortgage servicing rights. To meet these funding needs, the Company relies on commercial paper borrowings, short-term credit facilities, medium-term debt, early funding programs and cash flow from operations. Management believes capital resources will be sufficient to meet the Company's operating needs as well as to fund maturing medium and long-term debt.

   The following table summarizes total debt outstanding:

========================================================================================================
                                                                         June 30,            December 31,
(in thousands)                                                             1996                  1995
- --------------------------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
     of 5.62% and 6.14% as of June 30, 1996 and
     December 31, 1995, respectively                                   $  347,905             $  256,613

Credit agreements, weighted average interest rates
     of 6.06% and 6.57% as of June 30, 1996 and
     December 31, 1995, respectively                                       48,574                 64,485

Medium-term notes due 1996, weighted average
     interest rates of 9.50% and 9.60% as of June 30, 1996
     and December 31, 1995, respectively                                    4,500                 29,700

8.25% debentures due November 1, 1996                                      74,650                 74,650

8.875% medium-term notes due October 15, 2001                             138,355                138,355

9.0% debentures due June 1, 2012                                          100,000                100,000

9.375% subordinated debentures due December 31, 2025                       55,976                 55,976

Less unamortized discount,
     premium and issuance costs (net)                                      (3,255)                (3,147)
- --------------------------------------------------------------------------------------------------------
Total debt                                                             $  766,705             $  716,632
========================================================================================================

     The Company has secured credit agreements which contain covenants limiting its ability to pay dividends or make distributions on its capital in excess of preferred stock dividend and subordinated debt interest payment requirements each year. The covenants also require the Company to maintain a certain level of total tangible net worth and a certain ratio of debt to total tangible net worth. The Company is currently in compliance with all such covenants. As of June 30, 1996 and December 31, 1995, there were no loan balances outstanding under the secured credit agreements.

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the six months ended June 30, 1996.

                                                      [50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

         Exhibit
           No.             Description
         -------           -----------
           27              Financial Data Schedule


b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1996.

     (i) April 23, 1996: Reported Distribution Date Statements for April 25, May 1, May 1, and April 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1,
            respectively.

     (ii) April 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of April 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (iii) May 28, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of May 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (iv) May 28, 1996: Reported Distribution Date Statements for May 25, June 1, June 1, and May 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1,
            respectively.

     (v) June 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of June 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (vi) June 28, 1996: Reported Distribution Date Statements for June 25, June 25, July 1, July 1 and June 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

[50 years 1946-1996 Logo]



FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE ONE MORTGAGE SERVICES CORPORATION
                                        ----------------------------------------
                                                         (Registrant)



Date: August 13, 1996                   /s/ Mark A. Janssen
- ---------------------                   ----------------------------------------
                                        Mark A. Janssen
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.          Description
- -------        -----------
 27            Financial Data Schedule