Form 10-Q
period 1996-09-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1996-11-14
CIK 801543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------
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

Yes        X        No         .
        -------         -------
As of November 14, 1996, the number of shares of the Registrant's Common Stock outstanding was 2,247,000.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION                                           PAGE NO.
    ITEM 1. FINANCIAL STATEMENTS
    Consolidated Statements of Condition
    September 30, 1996 (Unaudited) and December 31, 1995 ................    2

    Consolidated Statements of Income (Unaudited),
    Nine Months and Three Months Ended September 30, 1996 and 1995 ......    3

    Consolidated Statements of Cash Flows (Unaudited),
    Nine Months Ended September 30, 1996 and 1995 .......................    4

    Notes to Consolidated Financial Statements (Unaudited) ..............    5

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS ........................................... 6-11

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................   12
    SIGNATURES ..........................................................   13

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share amounts)

-----------------------------------------------------------------------------------------------
                                                                 September 30,    December 31,
                                                                     1996             1995
-----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Cash                                                                 $    1,429      $    4,146
Investments                                                              37,243          26,290
Mortgage loans receivable                                               273,455         381,028
Pool loan purchases                                                     130,490         118,995
Loans held for investment                                                22,917          24,335
Capitalized servicing (net)                                             389,065         397,071
Common equity securities (net)                                                -             529
Mortgage claims receivable and real estate acquired
  (net of allowance for loan losses of $13,500)                          49,390          45,416
Premises and equipment                                                   28,701          31,014
Other assets                                                            134,226         106,205
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,066,916      $1,135,029
===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                      $  344,010      $  424,661
Long-term debt                                                          237,035         237,185
Subordinated debentures                                                  54,381          54,786
Accounts payable and other liabilities                                   84,006          96,153
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       719,432         812,785
-----------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized,
  1,760,939 shares of 8.42% cumulative, Series A (aggregate
  liquidation preference of $25 per share) issued and
  outstanding                                                                18              18
Common stock, $.01 par value, 8,000,000 shares authorized,
  2,247,000 shares issued and outstanding                                    22              22
Paid-in capital                                                         346,088         346,088
Unrealized investment loss (net)                                              -            (546)
Retained earnings (deficit)                                               1,356         (23,338)
-----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              347,484         322,244
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,066,916      $1,135,029
===============================================================================================


2         See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                            Nine Months Ended               Three Months Ended
                                                              September 30,                     September 30,
-------------------------------------------------------------------------------------------------------------------
                                                           1996           1995             1996             1995
-------------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                               $101,105       $107,439         $ 33,009         $ 32,058
Amortization of capitalized servicing                     (26,076)       (51,676)         (16,046)         (14,564)
Net loss on financial instruments                          (5,127)             -             (225)               -
-------------------------------------------------------------------------------------------------------------------
  Net servicing revenue                                    69,902         55,763           16,738           17,494
-------------------------------------------------------------------------------------------------------------------
Interest income                                            32,104         27,476            9,715           11,238
Interest expense                                          (28,271)       (19,638)          (8,162)          (7,386)
-------------------------------------------------------------------------------------------------------------------
  Net interest revenue                                      3,833          7,838            1,553            3,852
-------------------------------------------------------------------------------------------------------------------
Net realized investment (loss) gain on sale
  of securities to affiliates                                (855)           216                -                -
Net realized investment (loss) gain                          (450)          (543)            (300)             135
Net gain on sale of mortgages                              32,217         15,328            7,748            9,552
Net gain on sale of servicing                              10,080         28,229           10,080                -
Other                                                      13,578         10,506            4,040            3,547
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                             128,305        117,337           39,859           34,580
-------------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                             44,585         41,152           12,870           12,872
Office occupancy and equipment                             10,219         10,975            3,303            3,563
Provision for loan losses                                   7,323          4,374            2,379            1,787
Other operating expenses                                   22,937         24,391            8,250            8,714
-------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             85,064         80,892           26,802           26,936
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary loss          43,241         36,445           13,057            7,644
Income tax expense                                         15,767         13,499            4,799            2,884
-------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                           27,474         22,946            8,258            4,760
Extraordinary loss on retirement of debt
  (net of income tax benefit)                                   -           (902)               -                -
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 27,474         22,044            8,258            4,760
Less dividends on preferred stock                           2,780          6,315              927            2,105
-------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                    $ 24,694       $ 15,729         $  7,331         $  2,655
==================================================================================================================
NET INCOME PER COMMON SHARE:
Before extraordinary loss                                $  10.99       $   6.23         $   3.26         $   1.13
Extraordinary loss                                              -           (.34)               -                -
-------------------------------------------------------------------------------------------------------------------
Net income per common share                              $  10.99       $   5.89         $   3.26         $   1.13
==================================================================================================================

See accompanying notes to consolidated financial statements.                  3

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

--------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                               1996              1995
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                 $   27,474        $   22,044
 Noncash items included in the determination of net income:
  Amortization of capitalized servicing                                         26,076            51,676
  Net unrealized loss on financial instruments                                   4,955                 -
  Provision for loan losses                                                      7,323             4,374
  Depreciation and amortization                                                  5,229             5,600
  Net realized loss on investments                                               1,305               327
  Amortization of goodwill                                                       1,568             1,568
  Gain on sale of servicing                                                    (10,080)          (28,229)
  Amortization of deferred gain on sale of servicing                            (2,869)           (3,233)
 Net decrease (increase) in mortgage loans receivable                          107,573          (177,791)
 Net (decrease) increase in accounts payable and other liabilities              (9,509)           25,541
 Net decrease in other assets                                                   10,549            14,182
 Net change in current and deferred income taxes receivable and payable          1,099            13,095
 Extraordinary loss on retirement of debt                                            -               902
--------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities                              170,693           (69,944)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on pool loan purchases, mortgage claims
  receivable and real estate acquired                                          122,778           154,184
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                         (145,570)         (123,804)
 Capitalized excess servicing income                                            (7,623)           (4,694)
 Additions to purchased mortgage servicing rights                              (22,534)          (36,077)
 Originated mortgage servicing rights                                          (32,135)          (20,447)
 Net proceeds from sale of servicing                                            11,706           169,774
 Additions to long-term investments                                             (6,317)           (1,227)
 Principal payments received on long-term investments                              313               774
 Net (increase) decrease in short-term investments                             (10,354)           26,815
 Proceeds from sales of common equity securities                                   514            21,370
 Net (acquisition) disposition of premises and equipment                        (1,009)              353
 Net decrease (increase) in loans held for investment                            1,418            (3,561)
--------------------------------------------------------------------------------------------------------
 Net cash (used) provided by investing activities                              (88,813)          183,460
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                                  3,975,380         2,278,060
 Repayments on commercial paper                                             (4,019,134)       (2,073,435)
 Net decrease in credit agreement borrowings                                    (7,498)         (137,144)
 Retirement of debt                                                            (29,700)          (85,872)
 Repurchase of common stock                                                          -           (90,004)
 Dividends paid                                                                 (2,780)           (6,315)
 Other                                                                            (865)                -
--------------------------------------------------------------------------------------------------------
 Net cash used by financing activities                                         (84,597)         (114,710)
--------------------------------------------------------------------------------------------------------
 Net decrease in cash                                                           (2,717)           (1,194)
 Cash at beginning of period                                                     4,146             1,240
--------------------------------------------------------------------------------------------------------
 Cash at end of period                                                      $    1,429        $       46
========================================================================================================


4  See accompanying notes to consolidated financial statements.

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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996.

     Certain reclassifications have been made to the financial statements in order that the 1995 and 1996 presentations are consistent.

RECENTLY ISSUED ACCOUNTING STANDARD
     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement will eliminate the distinction between "normal" servicing rights and excess servicing receivables and will change the Company's method of measuring the value of its capitalized excess servicing asset. The statement is effective for transfers and servicing of financial assets beginning in fiscal year 1997. The Company has not yet determined what impact, if any, the adoption of this statement will have on its financial position or results of operations.

NET INCOME PER SHARE
     Net income per share amounts were computed based on 2,247,000 weighted average total number of common shares outstanding for both the nine and three month periods ended September 30, 1996. Net income per share amounts were computed based on 2,670,074 and 2,345,336 weighted average total number of common shares outstanding for the nine and three month periods ended September 30, 1995, respectively.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries





MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-NINE MONTH AND THREE MONTH PERIODS ENDED
                        SEPTEMBER 30, 1996 AND 1995

     Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") had net income of $27.5 million and $22.0 million for the nine months ended September 30, 1996 and 1995, respectively. The 1996 net income amount includes a $27.5 million pretax, $17.9 million after tax, recovery of valuation allowances related to the Company's capitalized servicing asset and a $10.1 million pretax, $6.6 million after tax, gain on the sale of servicing to a third party. The 1995 net income amount includes a $28.2 million pretax, $18.3 million after tax, gain on the sale of servicing to a third party and a $11.8 million pretax, $7.7 million after tax, charge for impairment of the Company's capitalized servicing asset. Net income for the three months ended September 30, 1996 was $8.3 million versus $4.8 million for the third quarter of 1995. This increase was primarily due to the gain recognized on the servicing sale.

     Net servicing revenue increased for the nine months ended September 30, 1996 to $69.9 million from $55.8 million for the comparable 1995 period. Mortgage servicing revenue decreased $6.3 million, primarily due to a decrease in both the size of the Company's servicing portfolio and the average servicing fee rates earned on the portfolio. This decrease was more than offset by a $25.6 million decrease in the amortization of the Company's capitalized servicing asset. Amortization of capitalized servicing for the nine months ended September 30, 1996 and 1995, was $26.1 million and $51.7 million, respectively. This decrease was attributable to a $27.5 million recovery of the valuation allowances for the impairment of the underlying mortgage servicing rights due to increased market interest rates and a corresponding increase in the fair value of these rights from year end 1995 levels. The recoveries experienced in the nine month period ended September 30, 1996 were partially offset by higher amortization of the capitalized servicing asset due to higher average asset balances during 1996 as compared to 1995.

     Net gain on sale of servicing was $10.1 million for the nine months ended September 30, 1996 as compared to $28.2 million for the nine months ended September 30, 1995. The Company sold $3.3 billion of servicing rights to a third party during the third quarter of 1996 versus $9.9 billion during the first quarter of 1995. This is consistent with the Company's portfolio management strategy that is designed to optimize returns on its servicing portfolio. In October 1996, the Company entered into a contract to acquire the rights to service approximately $2.8 billion of mortgage loans from a third party. Additional sales and purchase transactions may occur in the future when management deems it to be economically advantageous.

     As part of its portfolio risk management strategy, the Company utilizes various financial instruments, including interest rate floors and principal-only ("P/O") swaps, to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset which results from increased prepayment activity. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the capitalized servicing asset would increase while the value of such financial instruments would decrease.

     From September 1995 through May 1996, the Company invested in $5.5 million of interest rate floor contracts ("floors"). The floors derive their value from the 10 year constant maturity treasury yield index or the 10 year swap rate index, as applicable. The floor yields range from 5.47% to 6.24%. As of September 30, 1996 and December 31, 1995, the carrying value of the floors totaled $1.4 million and $3.5 million with total notional amounts of $1,100 million and $500 million, respectively.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In July 1996, the Company entered into two P/O swap transactions. The value of the P/O swaps is determined by changes in the value of the referenced P/O strip security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the market price and the remaining balance of the referenced P/O security, multiplied by a floating rate indexed to LIBOR. The total notional value of the P/O swaps was approximately $92 million as of September 30, 1996.

     During the nine months ended September 30, 1996, the Company recognized a net loss of $5.1 million on its financial instruments. The net loss included unrealized losses of $4.9 million and realized losses of $.2 million from the valuation and net cash flows of various financial instruments. With respect to the floors, the Company is not exposed to losses in excess of its $5.5 million initial investment. The Company's exposure to losses on the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract.

     The Company's mortgage loan servicing portfolio decreased to $27.6 billion as of September 30, 1996 from $31.8 billion as of December 31, 1995. The decrease in the servicing portfolio reflects a sale of $3.3 billion in servicing rights in the third quarter of 1996, in addition to the net effect of mortgage loan production, regular payoffs, principal amortization, servicing released and foreclosures.

     The Company's mortgage loan production of $3,103 million and regular payoffs of $2,417 million during the nine months ended September 30, 1996 increased 59% and 56%, respectively, from the comparable 1995 period. These increases are reflective of overall lower market interest rates and a corresponding increase in refinancing activity from the same 1995 period. Conversely, the Company's mortgage loan production of $791 million and regular payoffs of $634 million during the quarter ended September 30, 1996 decreased 22% and 8%, respectively, from the comparable 1995 period. These decreases are a result of higher average market interest rates during the third quarter of 1996 as compared to the third quarter of 1995. (See table on page 9.)

     Net interest revenue decreased to $3.8 million from $7.8 million for the nine months ended September 30, 1996 and 1995, respectively. The rise in interest income is indicative of higher production levels experienced in 1996 as compared to 1995. However, this increase was more than offset by an increase in interest expense, $28.3 million versus $19.6 million, for the nine months ended September 30, 1996 and 1995, respectively. This is primarily due to the increased cost of short-term borrowings necessary to fund production and the additional expense related to the December 1995 issuance of $56 million in principal amount of subordinated debentures in exchange for preferred stock. Interest income decreased in the third quarter of 1996 as compared to the third quarter of 1995 to $9.7 million from $11.2 million, respectively. This decrease is the result of a decline in production in the third quarter of 1996 due to interest rates which exceeded those of the third quarter of 1995.

     Net gain on sale of mortgages increased to $32.2 million from $15.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily due to an increase in capitalized originated mortgage servicing rights income resulting from the increase in production and the related mortgage loan sales volume during 1996 compared to 1995.

     Other revenue, which consisted primarily of loan processing fees, insurance commissions and brokerage fees, was $13.6 million and $10.5 million for the nine months ended September 30, 1996 and 1995, respectively. Loan processing fees tend to increase or decrease with mortgage loan production. Accordingly, the increase primarily reflects the increase in mortgage loan production in 1996 compared to 1995.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Salaries and employee benefits expense was $44.6 million and $41.1 million for the nine months ended September 30, 1996 and 1995, respectively, and $12.9 million for the quarters ended September 30, 1996 and 1995, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense as indicated in the following table:



-----------------------------------------------------------------------------------------------------
                                                 Nine Months Ended               Three Months Ended
                                                   September 30,                    September 30,
-----------------------------------------------------------------------------------------------------
(in thousands)                                   1996         1995                 1996        1995
-----------------------------------------------------------------------------------------------------
Unadjusted salaries and employee benefits
  expense                                      $ 59,767     $ 53,608             $18,827     $18,554
GAAP net origination revenues                   (15,182)     (12,456)             (5,957)     (5,682)
-----------------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense    $ 44,585     $ 41,152             $12,870     $12,872
=====================================================================================================

     Excluding the effects of loan origination revenues, salaries and employee benefits expense would have increased approximately 11% during the nine month period ended September 30, 1996 compared to the same 1995 period. This increase reflects the additional personnel expenses and loan officer commissions associated with the Company's significant increase in mortgage loan production. During the three month period ended September 30, 1996 salaries and employee benefits expense would have increased approximately 1% compared to the same 1995 period. Although salaries and loan officer commissions decreased as a result of lower production volumes during the quarter, this decrease was more than offset primarily by an increase in employee benefits expense. The increased employee benefits expense resulted from an appreciation in the value of stock appreciation rights and an increase in the long term incentive plan accrual. The increase in origination revenues during the nine month period ended September 30, 1996 to $15.2 million from $12.5 million for the comparable 1995 period is consistent with the 59% increase in production in 1996 offset by slightly lower origination revenues per loan due to increased competition.

     The provision for loan losses was $7.3 million for the nine months ended September 30, 1996 compared to $4.4 million for 1995. For the third quarters of 1996 and 1995, the provision for loan losses was $2.4 million and $1.8 million, respectively. The increases in 1996 are primarily due to higher average loss volumes relating to certain California residential mortgage loans.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A summary of the Company's mortgage loan production and servicing portfolio follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended               Three Months Ended
                                                                     September 30,                    September 30,
-----------------------------------------------------------------------------------------------------------------------
($ in millions)                                                 1996             1995              1996          1995
-----------------------------------------------------------------------------------------------------------------------
LOAN PRODUCTION
Originations by loan type:
 FHA/VA Insured                                               $ 1,634           $ 1,074           $   442       $   552
 Conventional                                                   1,469               874               349           457
-----------------------------------------------------------------------------------------------------------------------
Total                                                         $ 3,103           $ 1,948           $   791       $ 1,009
=======================================================================================================================
Originations by source:
 Retail                                                       $ 1,471           $ 1,059           $   371       $   534
 Wholesale                                                      1,632               889               420           475
-----------------------------------------------------------------------------------------------------------------------
Total                                                         $ 3,103           $ 1,948           $   791       $ 1,009
=======================================================================================================================
SERVICING PORTFOLIO (a)
Beginning balance                                             $31,831           $39,568           $31,329       $28,746
 Mortgage loan production                                       3,103             1,948               791         1,009
 Regular payoffs                                               (2,417)           (1,550)             (634)         (687)
 Sale of servicing                                             (3,302)           (9,893)           (3,302)            -
 Principal amortization, servicing released
  and foreclosures                                             (1,568)           (1,506)             (537)         (501)
-----------------------------------------------------------------------------------------------------------------------
Ending balance                                                $27,647           $28,567           $27,647       $28,567
=======================================================================================================================

                                                                             September 30,             December 31,
                                                                                 1996                     1995
-----------------------------------------------------------------------------------------------------------------------
Number of loans serviced (a)                                                    439,264                 494,051
Weighted average net servicing fee (at end of period) (b)                         .421%                   .419%
Weighted average interest rate (a)                                                8.31%                   8.33%
Percent delinquent (a)(c)                                                         5.61%                   6.08%
=======================================================================================================================

     (a) Includes loans subserviced for others having a principal balance of $3,796 million and $4,039 million as of September 30, 1996 and December 31, 1995, respectively. Does not include $2.8 billion of servicing acquisitions currently under contract.

     (b) Excludes loans subserviced for others having a principal balance of $3,796 million and $4,039 million as of September 30, 1996 and December 31, 1995, respectively.

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

     The following table summarizes total debt outstanding:

--------------------------------------------------------------------------------------
                                                          September 30,    December 31,
(in thousands)                                                1996             1995
--------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 5.61% and 6.14% as of September 30, 1996 and
 December 31, 1995, respectively                            $212,859         $256,613

Credit agreements, weighted average interest rates
 of 6.10% and 6.57% as of September 30, 1996 and
 December 31, 1995, respectively                              56,774           64,485

Medium-term notes due 1996, weighted average
 interest rate of 9.60% as of December 31, 1995                    -           29,700

8.25% debentures due November 1, 1996                         74,650           74,650

8.875% medium-term notes due October 15, 2001                138,355          138,355

9.0% debentures due June 1, 2012                             100,000          100,000

9.375% subordinated debentures due December 31, 2025          55,976           55,976

Less unamortized discount,
 premium and issuance costs (net)                             (3,188)          (3,147)
--------------------------------------------------------------------------------------
Total debt                                                  $635,426         $716,632
======================================================================================

     The Company has a secured credit agreement which contains covenants limiting its ability to pay dividends or make distributions on its capital in excess of preferred stock dividend and subordinated debt interest payment requirements each year. The covenants also require the Company to maintain a certain level of total tangible net worth and a certain ratio of debt to total tangible net worth. The Company is currently in compliance with all such covenants. As of September 30, 1996 and December 31, 1995, there was no loan balance outstanding under the secured credit agreement.

     The Company is currently in the process of amending and restating this credit agreement to increase its borrowing capacity and flexibility. The Company expects to finalize the amended agreement prior to December 31, 1996. The provisions of the amended agreement increase the borrowing capacity from $500 million to $750 million, which will allow the Company to finance planned
growth in production and servicing.   The provisions will also extend the
maturity, reduce borrowing costs and amend covenants which will allow the Company to repurchase up to $60 million of additional shares of its common stock from its parent, Fund American Enterprises, Inc., the sole common shareholder of the Company. The Company intends to repurchase its common stock shares, up to $60 million, in the fourth quarter of 1996.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the nine months ended September 30, 1996.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

        Exhibit
          No.           Description
        -------         -------------------------
          27            Financial Data Schedule

b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1996.

     (i) July 23, 1996: Reported Distribution Date Statements for July 25, August 1, August 1, and July 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

     (ii) July 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of July 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (iii) August 23, 1996: Reported Distribution Date Statements for August 25, September 1, September 1, and August 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

     (iv) August 26, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of August 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (v) September 25, 1996: Reported Report to the Trustee and Report to the Certificate Holders for the month of September 1996 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

     (vi) September 25, 1996: Reported Distribution Date Statements for September 25, September 25, October 1, October 1, and September 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

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








                                SOURCE ONE MORTGAGE SERVICES CORPORATION
                                ----------------------------------------
                                               (Registrant)








DATE:  NOVEMBER 14, 1996        /S/ MICHAEL  C. ALLEMANG
                                ----------------------------------------
                                Michael C. Allemang
                                Executive Vice President
                                (Chief Financial Officer)

                                EXHIBIT INDEX


                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                  DESCRIPTION                                 PAGE
-------                 -----------                             ------------

[S]             [C]                                             [C]
  27     --     Financial Data Schedule