Form 10-K
period 1996-12-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1997-03-31
CIK 801543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _____________

                         Commission file number 1-12898



                    SOURCE ONE MORTGAGE SERVICES CORPORATION



             (Exact name of registrant as specified in its charter)

             Delaware                                    38-2011419
 (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                    identification no.)

27555 Farmington Road, Farmington Hills, Michigan       48334-3357
     (Address of principal executive offices)           (Zip-code)


      Registrant's telephone number, including area code:  (810) 488-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE
      8.42% CUMULATIVE PREFERRED STOCK, SERIES A          ON WHICH REGISTERED
      9.375% QUARTERLY INCOME CAPITAL SECURITIES        NEW YORK STOCK EXCHANGE
(SUBORDINATED INTEREST DEFERRED DEBENTURES, DUE 2025)   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X        No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


THERE IS NO AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. AS OF MARCH 28, 1997, THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS 2,561,054

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (Parts II and IV).

FORM 10-K
Source One Mortgage Services Corporation and Subsidiaries




PART I
ITEM 1.  BUSINESS


GENERAL
     Source One Mortgage Services Corporation, a Delaware corporation (together with its subsidiaries, the "Company" or "Source One"), is one of the largest mortgage banking companies in the United States. As of December 31, 1996, the Company had a mortgage loan servicing portfolio totaling $29.2 billion, including $2.8 billion of loans subserviced for others, which is serviced on behalf of approximately 320 institutional investors and numerous other security holders. As of December 31, 1996, the Company had 131 retail branch offices in 26 states and originated $3.8 billion in mortgage loans for the year then ended.

     As a mortgage banker, the Company engages primarily in the business of producing, selling and servicing residential mortgage loans and subservicing residential mortgage loans for third parties. Its primary sources of revenue are net servicing revenue, net interest revenue, net gain on sale of mortgages, net gain on sale of servicing and other revenue (including underwriting and appraisal fees). Through subsidiaries, the Company also engages in the sale of credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

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

MORTGAGE LOAN PRODUCTION
     The Company produces residential mortgage loans through a system of retail branch offices, a specialized marketing program, mortgage brokers and a correspondent network of banks, thrift institutions and other mortgage lenders. The existence of these mortgage production sources gives the Company the flexibility to shift its production between those sources as market conditions warrant and allows it to emphasize the production mode which is most economically advantageous.

     Loans produced, whether through origination or purchase, include conventional residential mortgage loans as well as mortgage loans which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") (government loans). In evaluating loans purchased through its correspondent network and loans originated through its broker network, the Company applies the same quality standards as required for loans originated by the Company itself. The Company's quality control department reviews a sample of the loans purchased to determine compliance with Company standards.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





     It is a policy of the Company to primarily produce fixed rate mortgage loans. Fixed rate mortgages tend to capture a larger share of the market in a declining interest rate environment and are less susceptible to prepayment risk than adjustable-rate mortgages. Accordingly, in a rising interest rate environment, consumer preference for adjustable-rate mortgages tends to increase, which could have an adverse impact on the Company's mortgage production operations. However, the possible adverse impact on mortgage production may be mitigated by the positive impact on the Company's servicing portfolio.

     In 1996, fixed rate mortgage originations accounted for approximately 90% of the Company's total mortgage loan production as compared to 87% in 1995. The increase reflects overall lower interest rates in 1996 relative to 1995.

     The following table sets forth selected information regarding the Company's mortgage loan production:

(in millions)
Year ended December 31,       1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------
FHA/VA                        $2,035       $1,565       $2,065      $ 3,453       $1,927
Conventional                   1,796        1,287        2,521        7,999        5,664
----------------------------------------------------------------------------------------
Total production             $ 3,831       $2,852       $4,586      $11,452       $7,591
========================================================================================
Retail branch originations   $1,590        $1,347       $2,005      $ 4,922       $3,326
Correspondent network
 acquisitions                 1,640        1,157        1,081        2,643         2,578
Mortgage broker originations    369          196          696        1,708         1,026
Specialized marketing
program originations            232          152          804        2,179           661
----------------------------------------------------------------------------------------
Total production             $3,831       $2,852       $4,586      $11,452        $7,591
========================================================================================

     Mortgage loans originated by the Company are subject to a defined underwriting process in order to assess each prospective borrower's ability to repay the loan requested and the adequacy of each property as collateral. In addition, the Company is subject to the underwriting guidelines of FHA, VA, the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), as well as specific contractual requirements of institutional investors who have agreed to acquire mortgage loans originated by the Company.

     RETAIL BRANCH OFFICES. As of December 31, 1996, the Company had 131 retail branch offices in 26 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

     As of December 31, 1996, the Company's retail branch offices were located in the following states:
-------------------------------------------------------------------

State       Number of Offices  State          Number of Offices  State         Number of Offices
------------------------------------------------------------------------------------------------
California         31          Missouri               5          Kansas                1
Washington         22          Colorado               4          Maryland              1
Texas              11          Ohio                   4          Oregon                1
Illinois            7          Alaska                 2          Rhode Island          1
Arizona             6          Kentucky               2          Tennessee             1
Nevada              6          Massachusetts          2          Utah                  1
New York            6          New Jersey             2          Vermont               1
Florida             5          Pennsylvania           2          Virginia              1
Michigan            5          Arkansas               1
------------------------------------------------------------------------------------------------

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




     Most branch office originations are referred to regional operating centers for preparation of loan documentation, evaluation of compliance with the Company's underwriting conditions and closing of the loans.

     CORRESPONDENT NETWORK. The Company conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by the Company on a daily basis. In addition, the Company pays a premium for the release of servicing rights, which is negotiated on a case-by-case basis. As of December 31, 1996 there were approximately 209 participants in the Company's correspondent network, with no single participant or group of affiliated participants accounting for more than 10% of the Company's total mortgage loan originations.

     MORTGAGE BROKERS. The Company conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by the Company on a daily basis. The mortgage broker receives compensation equivalent to the difference between the Company's pricing schedule and the closing price. As of December 31, 1996 there were approximately 366 active participants in the Company's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 10% of the Company's total mortgage loan originations.

     SPECIALIZED MARKETING PROGRAM. The Company also generates mortgage loan originations through affinity programs and by responding to refinancing requests from the population of loans currently serviced by the Company. The products currently offered by the Specialized Marketing Program consist of purchase money first mortgages, home equity lines of credit, closed-end second mortgages, refinancing and relocation assistance. The Company is continuing its efforts to increase outsource services provided for other mortgage lenders through this program.

SALES OF LOANS
     The Company sells loans either through mortgage-backed securities issued pursuant to programs of the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), FNMA and FHLMC or to institutional investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. Substantially all GNMA securities are sold without recourse to the Company for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance.

     The following table summarizes the principal amount of the Company's loans sold:

-------------------------------------------------------------------------------------------------
Year Ended
December 31,                1996                       1995                       1994
-------------------------------------------------------------------------------------------------
                  Principal                  Principal                  Principal
                  amount         Percentage  amount         Percentage  amount         Percentage
                  (in millions)  of total    (in millions)  of total    (in millions)  of total
-------------------------------------------------------------------------------------------------
GNMA              $1,678          42.82%      $1,252          46.30%      $2,301          40.94%
FNMA               1,384          35.32          927          34.29        2,282          40.61
FHLMC                453          11.56          251           9.28          929          16.53
Other                404          10.30          274          10.13          108           1.92
-------------------------------------------------------------------------------------------------
Total loan sales  $3,919         100.00%     $ 2,704         100.00%      $5,620         100.00%
=================================================================================================

     Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA and FHLMC require the Company to advance funds to make the required payments to investors in the event of a delinquency by the borrower. The Company expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection

                                    [LOGO]


FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





with VA partially guaranteed loans and certain conventional loans (which may be, at most, partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. The Company is subject to limited amounts of principal risk with respect to these loans since the insurer has the option to reimburse the servicer for the lower of fair market value of the property or the mortgage loan outstanding, in addition to the VA guarantee on the loan. In addition, most of the Company's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, the Company is obligated to pay the investor interest at the note rate from the date of the loan payoff through the end of that calendar month without reimbursement.

     The Company, through private placements and public offerings, has also sold mortgage loans through the issuance of mortgage pass-through certificates. The Company issued $521.7 million of real estate mortgage investment conduit ("REMIC") certificates through December 31, 1990. The Company is the primary servicer for these REMIC certificates, which were sold pursuant to five separate trusts that have no recourse provisions. The Company has not issued any mortgage pass-through certificates since 1990, however, the Company may offer additional mortgage pass-through certificates in the future if economic and market conditions warrant.

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

     The Company's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20% of current commitments. The Company currently transacts business with nine approved dealers.

LOAN SERVICING
     Mortgage loan servicing consists primarily of (i) collecting principal, interest and funds to be escrowed for tax and insurance payments from mortgage loan borrowers; (ii) remitting principal and interest to mortgage loan investors; (iii) paying property taxes and insurance premiums on mortgaged property; (iv) in some cases, advancing uncollected payments to mortgage loan investors; (v) administering delinquent loans; (vi) supervising foreclosures in the event of unremedied defaults; and (vii) performing all related accounting and reporting activities. Servicing generates cash income in the form of fees, which represent a percentage of the declining outstanding principal amount of the loans serviced and are collected from each mortgage loan payment received plus any late charges.

     The Company currently retains the rights to service substantially all of the mortgage loans it produces. In addition, the Company may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. The Company customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. The Company purchased the rights to service $2.8 billion, $4.7 billion and $3.7 billion of mortgage loans from third parties during 1996, 1995 and 1994, respectively.

     The Company also sells servicing rights when management deems it economically advantageous. In 1996 and 1995, the Company sold the rights to service a total of $3.3 billion and $11.0 billion, respectively,

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




of mortgage loans to third parties resulting in a pretax gain of $10.1 million and $40.0 million, respectively. In 1994, the Company sold the rights to service $3.9 billion of mortgage loans to a third party and continues to subservice the majority of these loans pursuant to a five-year subservicing agreement.

     During 1996, the Company forged a new strategy with respect to its servicing operations. A major focus of this strategy is reducing exposure to interest rate risk, which increases with the size of an owned servicing portfolio. To reduce the exposure, the Company is taking actions to contract its owned servicing portfolio and expand its subservicing business. Consistent with this corporate strategy, the Company sold, subject to regulatory and investor approvals, approximately $17 billion of its non-recourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million in February of 1997. The transaction is expected to result in the recognition of an after tax loss of approximately $2.1 million in the first quarter of 1997. Source One will retain subservicing on the portfolio for a minimum of one year and a maximum of three years, at the option of the purchaser. The Company is currently evaluating its options as to how it will utilize the proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) a combination of any of the foregoing.

     As a result of the 1997 servicing sale, the Company expects that its mortgage servicing revenue and its related amortization for 1997 and thereafter will be significantly less than its mortgage servicing revenue and related amortization in 1996. The Company is currently analyzing its cost structure to identify expenses that may be reduced as a result of the sale.

     The following table summarizes the changes in the Company's mortgage loan servicing portfolio including loans subserviced, interim servicing contracts and those under contract to acquire and excluding loans sold but not transferred:
--------------------------------------------------------------------------------

(in millions)
Year ended December 31,                 1996     1995     1994     1993     1992
---------------------------------------------------------------------------------
Balance at beginning of year         $31,831  $39,568  $38,403  $37,312  $41,014
Mortgage loan production               3,831    2,852    4,586   11,452    7,591
Servicing acquisitions                 2,789    4,674    3,707    6,368    2,323
---------------------------------------------------------------------------------
Total servicing in                     6,620    7,526    8,293   17,820    9,914
---------------------------------------------------------------------------------
Regular payoffs                        3,006    2,271    4,728   13,563   11,532
Sale of servicing                      3,302   10,973      -        -        -
Principal amortization,
 servicing released, foreclosures
 and other                             1,997    2,019    2,400    3,166    2,084
Subservicing transfers                   945      -        -        -        -
---------------------------------------------------------------------------------
Total servicing out                    9,250   15,263    7,128   16,729   13,616
---------------------------------------------------------------------------------
Balance at end of year               $29,201  $31,831  $39,568  $38,403  $37,312
---------------------------------------------------------------------------------

     The above table includes loans suberviced for others having a principal balance of $2,791 million, $4,039 million and $4,294 million as of December 31, 1996, 1995 and 1994, respectively.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





     The Company closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes the Company's delinquency and foreclosure experience with respect to residential mortgage loans serviced by the Company.
--------------------------------------------------------------------------------

(% of total residential loans serviced)
December 31,                                   1996   1995   1994   1993   1992
--------------------------------------------------------------------------------
31-59 days past due                            4.74%  3.99%  3.15%  3.41%  3.26%
60-89 days past due                             .95    .70    .54    .58    .65
90 days or more past due                        .55    .59    .38    .45    .48
--------------------------------------------------------------------------------
Total delinquencies                            6.24%  5.28%  4.07%  4.44%  4.39%
--------------------------------------------------------------------------------
Foreclosures                                    .93%   .80%   .77%   .92%   .77%
--------------------------------------------------------------------------------

     The increase in delinquencies in 1995 and 1996, is primarily the result of servicing portfolios acquired by the Company during the fourth quarters of 1995 and 1996. The delinquency rates of these acquired portfolios were higher than the Company's historical average delinquency rate. The Company purchased these portfolios for prices which were reflective of these higher delinquency rates.

     The value of the Company's investment in mortgage servicing rights
("MSR") is affected by changes in mortgage interest rates. Interest rates directly influence prepayment rates as well as other assumptions used in valuing the Company's MSR asset. In order to offset changes in the value of its MSR asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity, the Company invests in various financial instruments. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the MSR asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the MSR asset increases while the value of such financial instruments decreases. The financial instruments utilized by the Company include interest rate floor contracts ("floors") and principal-only ("P/O") swaps. With respect to the floors, the Company is not exposed to losses in excess of its initial investment in the floors. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the underlying P/O security over the life of the contract.

RELATED ACTIVITIES
     In conjunction with its mortgage origination and servicing activities, the Company provides certain credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance) through subsidiaries. The insurance subsidiaries act as agents and receive fees based on premium value, but do not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application,
(ii) direct mail solicitation shortly after mortgage loan closing, (iii) solicitation by a direct solicitor and (iv) resolicitation of the Company's servicing portfolio on an annual basis. At certain locations, personal solicitation by Company staff is permitted by state regulations which determine allowable insurance sales practices. The fees recognized under these programs were as follows:

--------------------------------------------------------------------------------

(in thousands)
Year ended December 31,  1996       1995       1994       1993       1992
--------------------------------------------------------------------------------
Insurance revenue        $4,554     $4,762     $4,582     $5,039     $5,605
--------------------------------------------------------------------------------

CERTAIN BUSINESS CONDITIONS

     Changes in the economy or prevailing interest rates can have significant effects, including material adverse effects, on the mortgage banking business and the Company.

     Inflation and changes in interest rates can have differing effects on various aspects of the Company's business, particularly with respect to marketing gains and losses from the sale of mortgage loans, mortgage loan production, the value of the Company's servicing portfolio and net interest revenue. Historically, the Company's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




and falling interest rates tend to reduce loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages increase and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages decline and the average life of loan servicing rights is lengthened.

COMPETITION

     The Company competes nationally and locally with other mortgage bankers, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than the Company, which must originate loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. The Company competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders, developers and members of its correspondent and broker networks. In the opinion of management, no single mortgage lender dominates the industry.

REGULATION

     The Company is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, GNMA, FHA and VA with respect to originating, processing, selling and servicing mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers and, in some cases, establish maximum interest rates, fees and loan amounts. Lenders are required to submit audited financial statements annually. FNMA and GNMA require the maintenance of specified net worth levels which vary depending on the amount of FNMA loans serviced and GNMA mortgage-backed securities issued by the Company. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act and the regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require the disclosure of certain information to borrowers. Certain conventional mortgage loans are also subject to state usury statutes. FHA and VA loans are exempt from the effect of such usury statutes. There are various other state laws and regulations affecting the Company's mortgage banking and insurance operations. The Company's internal audit and quality control departments monitor compliance with these laws and regulations.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 1,682 persons (of whom approximately 376 were engaged in loan servicing activities and approximately 1,306 were engaged in residential loan production activities, appraisal functions, administrative and managerial responsibilities).

     None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's employee relations are good.

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. Such information is often subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ Source One Mortgage Services Corporation and Subsidiaries materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those discussed elsewhere herein (such as loan servicing, competition and regulation).

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





ITEM 2. PROPERTIES
     The Company owns its principal executive offices in Farmington Hills, Michigan which house the majority of the Company's employees. The Company also owns an office building in West Bloomfield, Michigan which is currently leased to a third party. The Company leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most leases contain renewal clauses.

ITEM 3. LEGAL PROCEEDINGS
     Various claims have been made against the Company in the ordinary course of business. Management believes that any liabilities which could result from such claims would not materially affect the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 None.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Reported on page 4 of the Company's 1996 Annual Report to Shareholders, herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA
  Reported on pages 3-4 of the Company's 1996 Annual Report to Shareholders, herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Reported on pages 5-12 of the Company's 1996 Annual Report to
Shareholders, herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Financial statements reported in the consolidated financial statements of the Company and the notes thereto and the report thereon of Ernst & Young LLP, independent auditors, appearing on pages 13-40 of the Company's Annual Report to Shareholders, herein incorporated by reference. Selected Quarterly Financial Data reported on page 41 of the Company's 1996 Annual Report to Shareholders, herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  On January 24, 1997, the Company, upon recommendation of the Audit
Committee of the Board of Directors of its ultimate parent, Fund American Enterprises Holding, Inc., appointed KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, to replace Ernst & Young LLP ("Ernst & Young") effective upon the date of Ernst & Young's report on the consolidated financial statements of the Company for the year ended December 31, 1996, contained herein.

  In connection with the audits of the two years ended December 31, 1996, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

  The Company has requested Ernst & Young to furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 27, 1997, is filed as Exhibit 16 (a) hereto.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Board of Directors
(as of March 28, 1997)
                             Director
Name                    Age     Since
--------------------------------------------------------------------------------
Michael C. Allemang      54      1993
Terry L. Baxter          51      1994
James A. Conrad          55      1987
Robert R. Densmore       48      1986
Robert P. Keller         59      1995
Gordon S. Macklin        68      1996
James H. Ozanne          53      1996
Roger K. Taylor          44      1995
Allan L. Waters          39      1993
--------------------------------------------------------------------------------

     Mr. Allemang has served as a director, Executive Vice President and Chief Financial Officer of the Company since November 1993 and has also served as Secretary of the Company since August 1996. He was a director and Vice President of Fund American Enterprises, Inc. from August 1992 to December 1993. Mr. Allemang was formerly Senior Vice President of Fireman's Fund Insurance Company ("Fireman's Fund") from 1991 to 1992 and served as Vice President and Treasurer of Fund American from 1989 to 1991 and Vice President of Fireman's Fund from 1986 to 1991.

    Mr. Baxter has served as a director of the Company since 1994. He served as Chairman of the Company from June 1996 to March 1997. He has served as President of White Mountains Holdings, Inc. since February 1997 and President of Fund American Enterprises, Inc. from January 1994 to February 1997. He was the Managing Director of the National Transportation Safety Board from 1990 to 1993, and prior to that was Senior Vice President of the National Bank of Washington. Mr. Baxter previously served as Assistant Director of The Office of Management and Budget under President Reagan and was a Vice President of GEICO Corporation. Mr. Baxter is also a director of Fund American Enterprises, Inc., Centricut, LLC., Main Street America Holdings, Inc., White Mountains Holdings, Inc. and White Mountains Insurance Company.

     Mr. Conrad has served as a director of the Company since 1987. He has served as President of the Company since December 1989 and President and Chief Executive Officer of the Company since April 1990. He was Executive Vice President, Production Division from 1987 to 1989 and Corporate Vice President, Wholesale Division from 1985 to 1987. He is currently a member of the Board of Governors for the Mortgage Banker's Association of America. Mr. Conrad joined the Company in 1983.

     Mr. Densmore has served as a director of the Company since 1986. He has served as Executive Vice President of the Company's Servicing Division since 1987. He was the Chief Financial Officer from 1978 to 1987. Mr. Densmore joined the Company in 1976.

     Mr. Keller has served as a director of the Company since August 1995. He has served as the President and Chief Executive Officer of Commerce Security Bancorp, Inc. or its predecessor SDN Bancorp, Inc. since October 1995, and President and Chief Executive Officer of Dartmouth Capital Group, Inc. since June 1995. Commerce and Dartmouth are bank holding companies. From August 1994 to March 1995, Mr. Keller was the President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a bank holding company. Prior to August 1994, Mr. Keller served as a consultant to Independent Bancorp of Arizona, Inc. and Caliber Bank, and as President and Chief Executive Officer of New Dartmouth Bank in Manchester, New Hampshire. Mr. Keller is also a director of Pennichuck Corporation (a public utility holding company), Centricut, LLC and White Mountains Holdings, Inc.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





     Mr. Macklin has served as a director of the Company since February 1996. He has served as Chairman of White River Corporation since December 1993. He is also a director of Fund American Enterprises Holdings, Inc., MCI Communications Corporation, CCC Information Services Group, Inc., MedImmune, Inc., Shoppers Express and Spacehab, Inc. Mr. Macklin is director, trustee or managing general partner, as the case may be, of 53 of the investment companies in the Franklin Templeton Group of Funds. He was formerly Chairman of Hambrecht and Quist Group, Director of H&Q Healthcare Investors and President of the National Association of Securities Dealers, Inc.

     Mr. Ozanne has served as a director of the Company since August 1996. He has served as Chairman of the Company since March 1997 and as President of Fund American Enterprises, Inc. since February 1997. He is the founder and principal of Greenrange Partners. He was Chairman, President & Chief Executive Officer of Nations Financial Holdings Corporation (formerly US WEST Capital Corporation) from 1989 to 1996. From 1983 to 1989 he was Executive Vice President, Asset Management and Consumer Groups, of General Electric Capital Corporation ("GECC"), Stamford Connecticut and held other executive positions with GECC. He is currently a director of Financial Security Assurance Holdings, Ltd.("FSA"), a publicly-held financial guaranty insurer with securities listed on the New York Stock Exchange.

     Mr. Taylor has served as a director of the Company since August 1995. He has served as the Chief Operating Officer of FSA, since May 1993. He is also a member of FSA's management review committee for structured transactions and its underwriting committee for municipal transactions. Prior to joining FSA in 1990 as an advisor for its new municipal bond insurance business, Mr. Taylor was an Executive Vice President, founder and executive committee member of Financial Guaranty Insurance Company. He is also a director of FSA.

     Mr. Waters has served as a director of the Company since 1993. He is also a director of Folksamerica Holding Co., Fund American Enterprises, Inc., FSA, White Mountains Holdings, Inc. and White Mountains Insurance Company. Mr. Waters has served as Senior Vice President and Chief Financial Officer of Fund American since 1993. He was formerly Vice President and Controller of Fund American Enterprises, Inc. from 1991 to 1993. Mr. Waters was Vice President, Controller and Assistant Secretary of Fund American from 1990 to 1991, and was Vice President, Finance of Fund American from 1988 to 1990.

COMMITTEES OF THE BOARD OF DIRECTORS
     The major committees of the Board of Directors, committee membership and the functions of those committees are described below.

     EXECUTIVE COMMITTEE. The members of the Executive Committee are:  Gordon
S. Macklin (Chairman), Terry L. Baxter and James A. Conrad.

     The Executive Committee has been delegated all of the powers and authority of the Board on all but such matters which are reserved to the Board by the Delaware General Corporate Law.

     AUDIT COMMITTEE. The members of the Audit Committee are: Allan L. Waters (Chairman), Robert P. Keller and James H. Ozanne.

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

     HUMAN RESOURCES COMMITTEE. The members of the Human Resources Committee are: Terry L. Baxter (Chairman), Gordon S. Macklin and Roger K. Taylor.

     The Human Resources Committee establishes compensation for executive officers of the Company.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries






--------------------------------------------------------------------------------
EXECUTIVE OFFICERS (as of March 28, 1997)

                                                                       Executive
                                                                         Officer
Name                                   Age  Position                       Since
--------------------------------------------------------------------------------
Michael C. Allemang                     54  Executive Vice President,       1993
                                            Chief Financial Officer
                                            and Secretary
James A. Conrad                         55  President and                   1985
                                            Chief Executive Officer
John A. Courson                         54  Senior Vice President;          1990
                                            President and Chief
                                            Executive Officer of
                                            Central Pacific
                                            Mortgage Company
Robert R. Densmore                      48  Executive Vice President        1983
Mark A. Janssen                         38  Executive Vice President        1996
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

     Mr. Janssen has served as Executive Vice President of Capital Markets since 1996. He has also served as Senior Vice President of Finance from 1992 to 1996, Corporate Vice President and Controller from 1991 to 1992 and Vice President of the Financial Division from 1988 to 1992. Mr. Janssen joined the Company in 1981.

     Based upon its review of the reports furnished to the Company for 1996 pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, the Company believes that all of such reports were filed on a timely basis, except for an inadvertent late filing of a Form 3 by James H. Ozanne, a director.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS
     The following table sets forth certain information regarding the salary, incentive compensation and benefits paid by the Company to its Chief Executive Officer, its four most highly compensated executive officers other than the Chief Executive Officer and its executive officer who retired during 1996 (collectively, the "Named Executive Officers") during each of the three most recent fiscal years.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




SUMMARY COMPENSATION TABLE


                                                Annual Compensation                 Long Term Compensation
                                                -------------------                 ----------------------
                                                                                    Awards               Payouts
                                                                                    ------               -------
                                                                                                      Long-term            All
                                                                             Other                    Incentive          Other
Name and                                                       Annual Compensation    SARs                 Plan   Compensation
Principal Position         Year      Salary        Bonus                      (a)     (#)               Payouts            (b)
---------------------------------------------------------------------------------------------------------------------------------
James A. Conrad            1996    $237,936          $110,000           $ 7,481          -                    $-         $  7,500
President and Chief        1995     222,627            38,000            40,034          -                     -            4,500
Executive Officer          1994     219,212            75,000            32,718          -                     -            4,500

Robert R. Densmore         1996    $178,196          $ 64,000           $ 1,468          -                    $-         $  7,500
Executive Vice President   1995     166,748            34,500            10,698          -                     -            4,500
                           1994     160,000            54,000            23,920          -                     -            4,500

Michael C. Allemang        1996    $172,136          $ 62,000           $ 9,000          -                    $-         $  7,500
Executive Vice President,  1995     163,847            27,000            12,000          -                     -            4,500
Chief Financial Officer    1994     156,107            52,000            12,381          -                     -            4,500
and Secretary

Mark A. Janssen            1996    $125,033          $ 75,000           $ 9,000          -                    $-         $  7,352
Executive Vice President   1995     109,160            22,000            12,000          -                     -            4,025
                           1994      93,080            25,000            12,000          -                     -            3,212

John A. Courson            1996    $187,044          $138,496           $12,570          -                    $-         $  7,500
Senior Vice President;     1995     187,044            87,512            14,945          -                     -            4,500
President and Chief        1994     187,293            24,531            14,316          -                     -            4,500
Executive Officer of
Central Pacific

Robert W. Richards         1996    $116,829          $      -           $ 4,652          -                    $-         $442,500(c)
Chairman (retired)         1995     218,059            36,000            32,099          -                     -            4,500
                           1994     211,528            72,000            25,295          -                     -            4,500
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     (a) Amounts shown for 1996 consist of the following: (i) Mr. Conrad: interest reimbursement of $2,309 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (ii) Mr. Densmore: reimbursement of automobile expenses; (iii) Mr. Allemang: reimbursement of automobile expenses; (iv) Mr. Janssen: reimbursement of automobile expenses;
(v) Mr. Courson: interest reimbursement of $570 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (vi) Mr.
Richards: interest reimbursement of $2,252 on amounts paid to purchase investment contracts and reimbursement of automobile expenses. Amounts shown for 1995 consist of the following: (i) Mr. Conrad: interest reimbursement of $32,578 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (ii) Mr. Densmore: reimbursement of automobile expenses;
(iii) Mr. Allemang: reimbursement of automobile expenses; (iv) Mr. Janssen: reimbursement of automobile expenses; (v) Mr. Courson: interest reimbursement of $2,945 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (vi) Mr. Richards: interest reimbursement of $23,661 on amounts paid to purchase investment contracts and reimbursement of automobile expenses. Amounts shown for 1994 consist of the following: (i) Mr. Conrad: interest reimbursement of $25,638 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (ii) Mr. Densmore:
interest reimbursement of $13,222 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (iii) Mr. Allemang: reimbursement of automobile and relocation expenses; (iv) Mr. Janssen: reimbursement of automobile expenses; (v) Mr. Courson: reimbursement of automobile expenses and interest reimbursement of $2,316 on amounts paid to purchase investment contracts; (vi) Mr. Richards: interest reimbursement of $18,611 on amounts paid to purchase investment contracts and reimbursement of automobile expenses.

     (b) Represents amounts allocated pursuant to the Company's employee stock ownership plan ("ESOP"), except for (c) below.

     (c) In addition to (b) above, amount includes: (i) consulting fee of $35,000 and (ii) payment of $400,000 pursuant to the Agreement between Mr. Richards and the Company.

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

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





     The SARs may be exercised at any time simultaneously with each exercised investment contract unit at the option of the holders thereof. The value of each SAR is equal to the difference between $86.625 and the closing price of Fund American's common stock on the date preceding the exercise of the SAR multiplied by a factor of 1.223. The following table summarizes SAR values as of December 31, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------------------
                                                                     Number of Securities            Value of unexercised
                                                                   underlying unexercised                    in-the-money
                                                              SARs at fiscal year end (b)     SARs at fiscal year-end (b)
                                                           ------------------------------  ------------------------------
                     Shares acquired on
Name                 exercise (a)          Value realized     Exercisable   Unexercisable     Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------------
James A. Conrad                  12,800          $ 92,432           4,000               0        $121,909              $0
Robert R. Densmore                    0                 0          12,000               0         365,727               0
Michael C. Allemang                   0                 0               0               0               0               0
Mark A. Janssen                     104               963               0               0               0               0
John A. Courson                   1,162             8,058             871               0          26,551               0
Robert W. Richards               18,804           151,020               0               0               0               0
-------------------------------------------------------------------------------------------------------------------------

     (a) Represents the number of investment contract units with respect to which the SARs were exercised.
     (b) The number and value of unexercised SARs are based on shares of Fund American common stock.

PENSION BENEFITS

--------------------------------------------------------------------------
                                       Years of Service
                     -----------------------------------------------------
Remuneration            15          20          25          30          35
--------------------------------------------------------------------------
   $125,000        $30,000    $ 40,000    $ 50,000    $ 60,000    $ 70,000
    150,000         36,000      48,000      60,000      72,000      84,000
    175,000         42,000      56,000      70,000      84,000      98,000
    200,000         48,000      64,000      80,000      96,000     112,000
    225,000         54,000      72,000      90,000     108,000     126,000
    250,000         60,000      80,000     100,000     120,000     140,000
    300,000         72,000      96,000     120,000     144,000     168,000
    400,000         96,000     128,000     160,000     192,000     224,000
    450,000        108,000     144,000     180,000     216,000     252,000
    500,000        120,000     160,000     200,000     240,000     280,000
--------------------------------------------------------------------------

     The gross annual benefit paid is computed as a straight-life annuity reduced by .485% of average salary up to covered compensation; that is, the average of social security wage bases for the 35 years prior to retirement.
The annual benefits shown in the above table are not reduced to reflect the limitations imposed by the Internal Revenue Code, which limit the annual benefits payable from qualified plans to any individual. The Company maintains a Supplemental Retirement Plan which is a non-qualified, unfunded deferred compensation plan. Under the plan, certain highly compensated employees affected by these limitations will receive additional retirement income payments from the Company so that their pension benefits will equal the amounts they would otherwise have been were it not for the limitations.

     Messrs. Conrad, Densmore, Allemang, Janssen and Courson participate in retirement plans under which they are entitled to receive estimated annual retirement benefits in accordance with the table shown above.

     Participants in the retirement plans are eligible to receive normal retirement benefits at age 65, reduced normal retirement benefits at age 55 with at least ten years of service or a deferred vested benefit if they terminate employment prior to retirement but after five years of service. Eligible compensation for Messrs. Conrad, Densmore, Allemang, Janssen and Courson, includes base salary plus bonus received,

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




but is limited to not more than one and one-third of base salary in total. Benefits accrued under the retirement plans are limited to eligible compensation of $150,000 for each of the Named Executive Officers.

     Benefits under the retirement plans for a single person are computed on a straight-life basis and benefits for a married person are generally computed on a joint and 50% survivor basis, subject to each participant's right to elect alternative survivor benefits. As of December 31, 1996, Messrs. Conrad, Densmore, Allemang, Janssen and Courson had 13, 20, 3, 15 and 6 whole years of credited service, respectively, for purposes of computing their benefits under the retirement plans.

COMPENSATION OF DIRECTORS
     Directors who are neither employees of the Company nor employees or directors of Fund American (Messrs. Keller, Macklin, Ozanne and Taylor) receive an annual retainer of $10,000 and a fee of $1,500 for each board meeting attended. In addition, Mr. Macklin receives an annual retainer of $15,000 as Chairman of the Executive Committee and $60,000 as a consultant to the Chairman of the Board of Directors. Mr. Ozanne receives an additional annual retainer of $35,000 as a consultant to the Company.

EMPLOYMENT CONTRACTS IN TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
    In connection with the June 1996 retirement of Robert W.
Richards as Chairman of the Board of the Company and pursuant to a certain agreement between him and the Company dated June 5, 1996, the Company agreed to pay Mr. Richards (who is currently 54 years of age) the following: (i) the balance of his ESOP account and the portion of any contribution by the Company to the ESOP which would have been allocated to this account had he retired at age 55 under the Company's Retirement Plan; (ii) a consulting fee of $5,000 per month from June 1996 to December 1996; (iii) a lump sum payment of not less than $400,000 in satisfaction of any claims he was entitled to under the Company's Long Term Incentive Plan, (iv) medical and dental benefit coverage he would have received had he retired at age 55 under the Company's Retirement Plan and
(v) pension benefits he would have received had he retired at age 58 (representing 30 years of credited service) under the Company's Retirement Plan. In addition, Mr. Richards exercised his remaining 4,000 investment contract units and corresponding rights under the Company's Stock Appreciation Rights Plan in June 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Human Resources Committee of the Board of Directors establishes compensation for executive officers of the Company. None of the members of the Human Resources Committee, namely Terry L. Baxter, Gordon S. Macklin and Roger
K. Taylor, is, or was, an officer or employee of the Company or any of the Company's subsidiaries.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of March 28, 1997, there were two holders of the 2,561,054 shares of the Company's issued and outstanding common stock, each entitled to one vote, as follows:
--------------------------------------------------------------------------------

Title of              Name and address of                 Number of   Percent
Class                 beneficial owners                shares owned  of class
-------------------------------------------------------------------------------------
Common stock          Fund American Enterprises, Inc.     2,456,054     96.0%
                      The 1820 House
                      Norwich, Vermont 05055-0850

                      Fund American Enterprises
                      Holdings, Inc.                       105,000       4.0%
                      80 South Main Street
                      Hanover, NH  03755
-------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     The following table sets forth, as of March 28, 1997, beneficial ownership of Fund American common stock by each director of the Company and each of the current "Named Executive Officers" as defined herein.
--------------------------------------------------------------------------------

                  Name of                     Number of       Percent
Title of Class    beneficial owner     shares owned (b)  of class (c)
----------------------------------------------------------------------
Common stock (a)  Michael C. Allemang               202             *
                  Terry L. Baxter                    43             *
                  James A. Conrad                   921             *
                  John A. Courson                   344             *
                  Robert R. Densmore                842             *
                  Mark A. Janssen                   423             *
                  Robert P. Keller                    -             -
                  Gordon S. Macklin               8,000             *
                  James H. Ozanne                   600             *
                  Roger K. Taylor                     -             -
                  Allan L. Waters                 5,900             *
----------------------------------------------------------------------

*Represents less than 1% of the outstanding shares.

(a) Represents Fund American common stock pursuant to Item 403(b) of Regulation S-K of the Securities Act of 1933.

(b) Except for Messrs. Keller, Macklin, Ozanne, Taylor and Waters, includes shares beneficially owned by the Company's Employee Stock Ownership Plan and 401(k) Savings Plan (whereby voting rights are exercised by the Plan's trustee and attributable under the terms of the Plan to such person).

(c) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act. Except to the extent indicated above, all executive officers and directors have (or share with their spouses) sole voting and investment power with respect to the shares for which they claim beneficial ownership.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




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

     During 1995, the Company transferred a total of $27 million of certain common equity securities and $93 million in cash and money market investments to Fund American Enterprises, Inc. ("FAE"), then the sole common shareholder of the Company, in exchange for 959,049 shares of the Company's common stock held by FAE, which were retired by the Company. The Company recognized a $2.2 million pretax loss on the noncash exchanges.

     During 1996, the Company sold $1.4 million of common equity securities to FAE for cash proceeds of $.5 million. The Company recognized a $.9 million pretax loss from the sale.

     In January 1997, the Company transferred $2.3 million of common equity securities to FAE in exchange for 21,239 shares of the Company's common stock held by FAE, which were retired by the Company. The Company recognized a $.3 million pretax gain from the transfer in the first quarter of 1997.

     During 1996, Mr. Conrad received $1,108,799 upon the exercise of 12,800 investment contract units, Mr. Janssen received $9,042 upon the exercise of 104 investment contract units, Mr. Courson received $100,659 upon the exercise of 1,162 investment contract units and Mr. Richards received $1,628,896 upon the exercise of 18,804 investment contract units. See discussion of "Investment Contracts and Stock Appreciation Rights" on page 12.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
 a. (1) Financial Statements

        The Financial Statements applicable to Source One Mortgage Services Corporation and consolidated subsidiaries have been incorporated by reference herein from Source One Mortgage Services Corporation's 1996 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules appearing on page 19 of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules

         None.

     (3) Exhibits

         The exhibits required to be filed by Item 601 of Regulation S-K and by this form are listed on page 22 of this Annual Report on Form 10-K.

         The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

                Exhibit 10(a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement, as amended and restated effective as of October 1, 1996.

                Exhibit 10(b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan.

                Exhibit 10(c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan.

                Exhibit 10(d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated.

                Exhibit 10(e) First Amendment to Source One Mortgage Services Corporation Retirement Plan.

                Exhibit 10(f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan.

                Exhibit 10(g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan.

                Exhibit 10(h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement.

                Exhibit 10(i) Source One Mortgage Services Corporation Supplemental Retirement Plan.

                Exhibit 10(j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan.

                Exhibit 10(w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad.

                Exhibit 10(x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




                Exhibit 10(y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore.

                Exhibit 10(aa) Source One Mortgage Services Corporation Long Term Incentive Plan.

                Exhibit 10(gg) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc.

                Exhibit 10 (hh) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





Source One Mortgage Services Corporation and Subsidiaries
Index to Financial Statements and Financial Statement Schedules
(Item 14(a))
--------------------------------------------------------------------------------

                                                                  Annual Report
                                                                       page(s)*
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS:
 Consolidated statements of condition
  as of December 31, 1996 and 1995........................................... 14
 Consolidated statements of income for each of the
  years ended December 31, 1996, 1995 and 1994............................... 15
 Consolidated statements of stockholders' equity for each
  of the years ended December 31, 1996, 1995 and 1994........................ 16
 Consolidated statements of cash flows for each
  of the years ended December 31, 1996, 1995 and 1994..................... 17-18
Notes to consolidated financial statements................................ 19-40

OTHER FINANCIAL INFORMATION:
 Report of independent auditors.............................................. 13
 Selected quarterly financial data (unaudited)............................... 41
--------------------------------------------------------------------------------

 Schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted or the information required is included in the consolidated financial statements or notes thereto.

*Source One Mortgage Services Corporation's 1996 Annual Report to
Shareholders.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




b. Reports on Form 8-K

    The Company filed 7 reports on Form 8-K during the fourth quarter of 1996. The dates and contents are described below.

October 23, 1996   Reported Distribution Date Statements for October 25,
                   November 1, November 1, and October 20, 1996 relating to the
                   Source One Mortgage Services Corporation Agency MBS
                   Multi-Class Pass-Through Certificates Series 1987-2, 1988-1,
                   1988-2 and 1990-1, respectively.

October 25, 1996   Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of October 1996 relating to the Source
                   One Mortgage Services Corporation 11 1/2% Mortgage
                   Pass-Through Certificates, Series A.

November 22, 1996  Reported Distribution Date Statements for November 25,
                   December 1, December 1, and November 20, 1996 relating to the Source One Mortgage Services Corporation Agency MBS
                   Multi-Class Pass-Through Certificates Series 1987-2, 1988-1,
                   1988-2 and 1990-1, respectively.

November 25, 1996  Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of November 1996 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage
                   Pass-Through Certificates, Series A.

December 20, 1996  Reported Source One Mortgage Services Corporation bid
                   acceptance to sell mortgage servicing rights to Chase
                   Manhattan Mortgage Corporation.

December 23, 1996  Reported Distribution Date Statements for December 25, 1996,
                   December 25,  1996, January 1, 1997, January 1, 1997 and
                   December 20, 1996 relating to the Source One Mortgage
                   Services Corporation Agency MBS Multi-Class Pass-Through
                   Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and
                   1990-1, respectively.

December 26, 1996  Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of December 1996 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage
                   Pass-Through Certificates, Series A.

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





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

4(a) Pooling and Servicing Agreement between Manufacturers Hanover Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated March 1, 1983 and relating to Mortgage Pass-Through Certificates, Series A, 11(% Pass-Through Rate (incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

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

 (e) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated June 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-2 (incorporated by reference to
      Exhibit 10(mm) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

 (f) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated July 30, 1990 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1990-1 (incorporated by reference to
      Exhibit 4(a) of the July 30, 1990 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

 (g) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated September 15, 1986 (incorporated by reference to Exhibit 4(a) of the registration statement on Form S-1, Registration No. 33-8562).

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries






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

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries






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

 10  Material Contracts

(a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement (as amended and restated effective as of October 1, 1996).*

(b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

(c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

(e) First Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries






(g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement (incorporated by reference to Exhibit 10(d) of the registration statement on Form S-1, Registration No. 33-8562).

(i) Source One Mortgage Services Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-12898, formerly File No. 33-8562).

(j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(c) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562).

(k) Second Amended and Restated Revolving Credit Agreement dated as of November 12, 1996 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.*

(l) Second Amended and Restated Security and Collateral Agency Agreement dated as of November 12, 1996 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders), Norwest Bank Minnesota, N.A. (as the successor trustee under certain Indentures under which Source One Mortgage Services Corporation is an issuer of certain debt securities) and National City Bank, Kentucky, as collateral agent.*

(m) Federal Tax Sharing Agreement dated as of January 1, 1991, and effective for taxable years beginning after December 31, 1990, by and among Fund American Enterprises Holdings, Inc. and Source One Mortgage Services Corporation.*

(n) Eurocommercial Paper Program Agreement dated August 1, 1988 among Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the Dealers named therein (incorporated by reference to
     Exhibit 10(bb) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(o) Commercial Paper Dealer Agreement dated September 25, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Shearson Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10(cc) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

(p) Commercial Paper Dealer Agreement dated September 23, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and First Boston Corporation (incorporated by reference to
     Exhibit 10(dd) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries






 (q) Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

 (r) Amendment dated June 20, 1992 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(x) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

 (s) Amendment dated August 1, 1988 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

 (t) Letter of Representations dated November 23, 1990 relating to Issuing and Paying Agency Agreement dated September 18, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Morgan Guaranty Trust Company of New York (incorporated by reference to
      Exhibit 10(v) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

 (u) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562).

 (v) Stock Purchase Agreement dated December 15, 1995, between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898).

 (w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

 (x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

 (y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

 (z) Investment Services Agreement dated November 13, 1991 between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(rr) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

(aa) Source One Mortgage Services Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

(bb) Loan Agreement dated August 10, 1995 by and between Source One Mortgage Services Corporation and Comerica Bank, as amended by an Amendment No. 1 to Loan Agreement dated 1995 and by an Amendment No. 2 to Loan Agreement dated July 10, 1996.*

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





 (cc) First Amendment to the Second Amended and Restated Revolving Credit Agreement by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as Administrative Agent, and Certain Other Lenders.*

 (dd) FNMA/FHLMC/GNMA Mortgage Servicing Purchase and Sale Agreement dated February 28, 1997, by and between Source One Mortgage Services Corporation and Chemical Mortgage Company.*

 (ee) Mortgage Loan Interim Subservicing Agreement made as of March 1, 1997, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation.*

 (ff) Mortgage Loan Subservicing Agreement, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation.*

 (gg) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(ll) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898).

 (hh) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards.*

   13 Source One Mortgage Services Corporation 1996 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof.*

16(a)  Letter of Ernst & Young LLP dated March 27, 1997.*

   21  Subsidiaries of Source One Mortgage Services Corporation.*

   23  Consent of Ernst & Young LLP.*

   24  Powers of Attorney.*

   27  Financial Data Schedule.*

* Filed herewith

FORM 10-K
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries





SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Source One Mortgage Services Corporation

Date: March 28, 1997        By: /s/ MICHAEL C. ALLEMANG
                                ------------------------
                                  Michael C. Allemang
                                  Executive Vice President, Chief Financial
                                  Officer and Secretary


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                  Title              Date
------------------------------------------------------------------------------------------
    *                                              Chairman and Director    March 28, 1997
-------------------
James  H. Ozanne
    *                                 President, Chief Executive Officer    March 28, 1997
-------------------           and Director (Principal Executive Officer)
James A. Conrad

/s/ Michael C. Allemang
-------------------------      Executive Vice President, Chief Financial    March 28, 1997
Michael C. Allemang                      Officer, Secretary and Director
                                        (Principal Financial Officer and
                                           Principal Accounting Officer)

    *                              Executive Vice President and Director    March 28, 1997
-------------------
Robert R. Densmore

    *                                           Executive Vice President    March 28, 1997
-------------------
Mark A. Janssen

    *                                                           Director    March 28, 1997
-------------------
Terry L. Baxter

    *                                                           Director    March 28, 1997
-------------------
Robert P. Keller

    *                                                           Director    March 28, 1997
-------------------
Gordon S. Macklin

    *                                                           Director    March 28, 1997
-------------------
Roger K. Taylor

    *                                                           Director    March 28, 1997
-------------------
Allan L. Waters

*By: /s/ Michael C. Allemang
     -----------------------
       Michael C. Allemang
  As Attorney-in-fact for the persons indicated


--------------------------------------------------------------------------------
     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The Company does not have any voting securities registered under Section 12 of the Act, and all of the Company's voting securities are held by two entities. Accordingly, no proxy statement, form of proxy or other proxy soliciting material has been, or will be, sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------


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

 4(a) Pooling and Servicing Agreement between Manufacturers Hanover Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated March 1, 1983 and relating to Mortgage Pass-Through Certificates, Series A, 11(% Pass-Through Rate (incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

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

  (e) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated June 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-2 (incorporated by reference to
       Exhibit 10(mm) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

  (f) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated July 30, 1990 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1990-1 (incorporated by reference to
       Exhibit 4(a) of the July 30, 1990 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

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

   10  Material Contracts

  (a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement (as amended and restated effective as of October 1, 1996).*

  (b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

  (c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

  (d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

  (e) First Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

  (f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

  (g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

  (h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement (incorporated by reference to Exhibit 10(d) of the registration statement on Form S-1, Registration No. 33-8562).

  (i) Source One Mortgage Services Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-12898, formerly File No. 33-8562).

  (j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(c) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562).

  (k) Second Amended and Restated Revolving Credit Agreement dated as of November 12, 1996 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.*

  (l) Second Amended and Restated Security and Collateral Agency Agreement dated as of November 12, 1996 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders), Norwest Bank Minnesota, N.A. (as the successor trustee under certain Indentures under which Source One Mortgage Services Corporation is an issuer of certain debt securities) and National City Bank, Kentucky, as collateral agent.*

  (m) Federal Tax Sharing Agreement dated as of January 1, 1991, and effective for taxable years beginning after December 31, 1990, by and among Fund American Enterprises Holdings, Inc. and Source One Mortgage Services Corporation.*

  (n) Eurocommercial Paper Program Agreement dated August 1, 1988 among Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the Dealers named therein (incorporated by reference to
       Exhibit 10(bb) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

  (o) Commercial Paper Dealer Agreement dated September 25, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Shearson Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10(cc) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

  (p) Commercial Paper Dealer Agreement dated September 23, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and First Boston Corporation (incorporated by reference to
       Exhibit 10(dd) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562).

  (q) Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

  (r) Amendment dated June 20, 1992 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(x) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562).

  (s) Amendment dated August 1, 1988 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562).

  (t) Letter of Representations dated November 23, 1990 relating to Issuing and Paying Agency Agreement dated September 18, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Morgan Guaranty Trust Company of New York (incorporated by reference to
       Exhibit 10(v) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

  (u) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562).

  (v) Stock Purchase Agreement dated December 15, 1995, between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898).

  (w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

  (x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

  (y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898).

  (z) Investment Services Agreement dated November 13, 1991 between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(rr) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562).

 (aa) Source One Mortgage Services Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898).

 (bb) Loan Agreement dated August 10, 1995 by and between Source One Mortgage Services Corporation and Comerica Bank, as amended by an Amendment No. 1 to Loan Agreement dated 1995 and by an Amendment No. 2 to Loan Agreement dated July 10, 1996.*

 (cc) First Amendment to the Second Amended and Restated Revolving Credit Agreement by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and The First National Bank of Chicago, individually and as Administrative Agent, and Certain Other Lenders.*

 (dd) FNMA/FHLMC/GNMA Mortgage Servicing Purchase and Sale Agreement dated February 28, 1997, by and between Source One Mortgage Services Corporation and Chemical Mortgage Company.*

 (ee) Mortgage Loan Interim Subservicing Agreement made as of March 1, 1997, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation.*

 (ff) Mortgage Loan Subservicing Agreement, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation.*

 (gg) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(ll) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898).

 (hh) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards.*

   13 Source One Mortgage Services Corporation 1996 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof.*

16(a)  Letter of Ernst & Young LLP dated March 27, 1997.*

   21  Subsidiaries of Source One Mortgage Services Corporation.*

   23  Consent of Ernst & Young LLP.*

   24  Powers of Attorney.*

   27  Financial Data Schedule.*

* Filed herewith