Form 10-Q
period 1997-03-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1997-05-15
CIK 801543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                         Commission file number 1-12898




             (Exact name of registrant as specified in its charter)


           Delaware                                  38-2011419
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                  identification no.)




         27555 Farmington Road, Farmington Hills, Michigan  48334-3357
          (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (248) 488-7000




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

As of May 15, 1997, the number of shares of the Registrant's Common Stock outstanding was 2,561,054.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION                                           PAGE NO.

    ITEM 1. FINANCIAL STATEMENTS
    Consolidated Statements of Condition
    March 31, 1997 (Unaudited) and December 31, 1996                         2

    Consolidated Statements of Income (Unaudited),
    Three Months Ended March 31, 1997 and 1996                               3

    Consolidated Statements of Cash Flows (Unaudited),
    Three Months Ended March 31, 1997 and 1996                               4

    Notes to Consolidated Financial Statements (Unaudited)                 5-6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                             7-12

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                13
    SIGNATURES                                                              14

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)


                                                                      March 31,         December 31,
                                                                        1997               1996
--------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Cash                                                                 $    3,635         $      923
Investments                                                              11,032             46,555
Investment in unconsolidated affiliate (net)                             27,509                 --
Mortgage loans receivable                                               249,666            314,937
Pool loan purchases                                                     188,561            131,539
Loans held for investment                                                13,775             23,351
Capitalized servicing (net)                                             157,632            410,939
Receivable from sale of servicing                                       190,296                 --
Common equity securities (net)                                               --              2,312
Mortgage claims receivable and real estate acquired
  (net of allowance for loan losses of $15,400)                          48,890             51,501
Premises and equipment                                                   27,548             28,054
Other assets                                                             84,684            120,943
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,003,228         $1,131,054
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior debt                                                          $  493,941         $  643,262
Subordinated debt                                                        54,690             54,535
Accounts payable and other liabilities                                  103,050            118,500
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       651,681            816,297
--------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized,
  1,760,939 shares of 8.42% cumulative, Series A (aggregate
  liquidation preference of $25 per share) issued and
  outstanding                                                                18                 18
Common stock, $.01 par value, 8,000,000 shares authorized,
  2,561,054 and 2,247,000 shares issued and outstanding as of
  March 31, 1997 and December 31, 1996, respectively                         26                 22
Paid-in capital                                                         383,921            346,088
Unrealized investment loss in unconsolidated affiliate (net)               (307)                --
Retained deficit                                                        (32,111)           (31,371)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              351,547            314,757
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,003,228         $1,131,054
==================================================================================================


2
See accompanying notes to consolidated financial statements.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)


Three Months Ended March 31,                              1997           1996
-------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                               $28,733       $ 34,605
Amortization of capitalized servicing                     (7,735)          (162)
Net loss on financial instruments                         (6,096)        (2,943)
-------------------------------------------------------------------------------
  Net servicing revenue                                   14,902         31,500
-------------------------------------------------------------------------------
Interest income                                            9,252         10,537
Interest expense                                          (8,059)       (10,437)
-------------------------------------------------------------------------------
  Net interest revenue                                     1,193            100
-------------------------------------------------------------------------------
Net realized investment gain (loss) on exchange
  and sale of securities to affiliates                       326           (855)
Net realized investment loss                                (106)            --
Equity in earnings from unconsolidated affiliate             182             --
Net gain on sale of mortgages                              7,919         13,142
Net loss on sale of servicing                             (3,195)            --
Other                                                      4,340          4,797
-------------------------------------------------------------------------------
TOTAL REVENUE                                             25,561         48,684
-------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                            13,768         15,701
Office occupancy and equipment                             3,193          3,420
Provision for loan losses                                  1,705          1,958
Other operating expenses                                   6,383          6,846
-------------------------------------------------------------------------------
TOTAL EXPENSES                                            25,049         27,925
-------------------------------------------------------------------------------
Income before income taxes                                   512         20,759
Income tax expense                                           325          7,465
-------------------------------------------------------------------------------
NET INCOME                                               $   187       $ 13,294
Less dividends on preferred stock                            927            927
-------------------------------------------------------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK             $  (740)      $ 12,367
===============================================================================
NET (LOSS) INCOME PER COMMON SHARE                       $  (.33)      $   5.50
===============================================================================


                                                                               3
See accompanying notes to consolidated financial statements.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

Three months ended March 31,                                                           1997                1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                      $      187          $   13,294
 Noncash items included in the determination of net income:
  Amortization of capitalized servicing                                               7,735                 162
  Net unrealized loss on financial instruments                                        5,888               2,990
  Provision for loan losses                                                           1,705               1,958
  Depreciation and amortization                                                       2,159               1,809
  Net realized (gain) loss on investments                                              (220)                855
  Amortization of goodwill                                                               --                 522
  Loss on sale of servicing                                                           3,195                  --
  Amortization of deferred gain on sale of servicing                                   (645)               (956)
  Equity in earnings from unconsolidated affiliate                                     (182)                 --
 Net decrease (increase) in mortgage loans receivable                                65,271            (156,070)
 Net (decrease) increase in accounts payable and other liabilities                   (6,826)              6,741
 Net decrease in other assets                                                        37,778               9,027
 Net change in current and deferred income taxes receivable and payable              (3,766)              7,341
---------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities                                   112,279            (112,327)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on and sales of pool loan purchases, mortgage
  claims receivable and real estate acquired                                        130,602              43,674
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                              (186,718)            (52,927)
 Additions to capitalized mortgage servicing rights                                 (35,570)            (25,674)
 Net proceeds from sale of servicing                                                 81,197                  --
 Additions to long-term investments                                                  (1,776)             (4,074)
 Net decrease in short-term investments                                              30,927               8,770
 Distributions received on long-term investments                                        378                  --
 Proceeds from sales of common equity securities                                         --                 514
 Net acquisition of premises and equipment                                             (501)               (237)
 Net decrease in loans held for investment                                            9,576               1,769
---------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by investing activities                                    28,115             (28,185)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                                       2,114,700           1,769,571
 Repayments on commercial paper                                                  (2,249,130)         (1,605,003)
 Net decrease in credit agreement borrowings                                        (15,000)            (25,943)
 Proceeds from issuance of common stock                                              12,675                  --
 Dividends paid                                                                        (927)               (927)
 Other                                                                                   --                (865)
---------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by financing activities                                  (137,682)            136,833
---------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                      2,712              (3,679)
 Cash at beginning of period                                                            923               4,146
---------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                           $    3,635          $      467
===============================================================================================================


                                                                               4
See accompanying notes to consolidated financial statements.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

     Certain reclassifications have been made to the financial statements to achieve consistent presentation of the 1996 and 1997 results.

STOCKHOLDERS' EQUITY
     In January 1997, the Company transferred its remaining common equity securities with a market value of $2.6 million to Fund American Enterprises, Inc. ("FAE"), the Company's direct parent, in exchange for 21,239 shares of the Company's common stock held by FAE, which were retired by the Company. The Company realized a pretax gain of $.3 million from the transfer in the first quarter of 1997.

     In March 1997, the Company issued 105,000 shares of its common stock to Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, for cash proceeds of $12.7 million. In addition, the Company issued 230,293 shares of its common stock to FAE in exchange for 1 million shares of the common stock of Financial Security Assurance Holdings, Ltd. ("FSA") valued at $27.8 million. FSA is a leading Aaa/AAA writer of financial guaranty insurance whose common stock is publicly traded on the New York Stock Exchange. The Company uses the equity method to account for its investment in the FSA securities.

RECENTLY ADOPTED ACCOUNTING STANDARD
     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights."
SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivables and changes the Company's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for transfers and servicing of financial assets beginning in fiscal year 1997.
The effective date for certain provisions of SFAS No. 125 has been deferred to 1998.

     The Company adopted the provisions of SFAS No. 125 as of January 1, 1997. SFAS No. 125 prohibits retroactive application, therefore, the reported results for the 1996 period are in accordance with prior accounting standards and are not directly comparable to the 1997 results reported under SFAS No. 125. The adoption of SFAS No. 125 as it relates to the valuation of capitalized servicing did not have a material impact on the Company's financial results in the first quarter of 1997.

NET INCOME PER SHARE
     Net income per share amounts were computed based on 2,247,136 and 2,247,000 weighted average total number of common shares outstanding for the quarters ended March 31, 1997 and 1996, respectively.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

     For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

     The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:

Three months ended March 31, (in thousands)           1997     1996
--------------------------------------------------------------------
Interest paid                                      $  5,101  $ 6,116
--------------------------------------------------------------------
Income taxes paid                                  $  4,221  $   124
--------------------------------------------------------------------
Noncash investing and financing activities:
 Exchange of common equity securities for
  shares of common stock from parent               $  2,638  $    --
 Sale of servicing rights                           190,296       --
 Capital contribution from parent in exchange for
  investment in unconsolidated affiliate             27,800       --
====================================================================

RECENT DEVELOPMENTS

     In April 1997, the Company's management approved a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan, the Company reduced its work force, primarily in overhead areas, by approximately 100 employees at the end of April 1997 to bring its overhead costs in line with its production and servicing operations. The Company is currently estimating the resulting employee separation costs, including severance payments, health care coverage and postemployment education benefits, which will be recorded in the second quarter of 1997.

     In addition, the Company has developed a plan to restructure its long-term debt in order to reduce interest costs and eliminate certain covenants which restrict the Company's ability to borrow under its secured credit agreement. Pursuant to this plan, in May 1997, the Company initiated a tender offer to repurchase up to 100% of its outstanding 8.875% medium-term notes due October 15, 2001. The Company estimates the price will be approximately 107.5% of the face amount of the notes redeemed. The Company initially plans to fund this repurchase with proceeds from the February 1997 sale of servicing (refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income for the first quarter of 1997 of $.2 million compared to $13.3 million for the first quarter of 1996. The 1997 net income includes a $3.2 million pretax loss on the sale of servicing to a third party, a $6.5 million pretax recovery of valuation allowances related to the Company's capitalized servicing asset offset by a $6.1 million pretax net loss on financial instruments. The 1996 net income includes a $20.0 million pretax recovery of valuation allowances relating to the Company's capitalized servicing asset partially offset by a $2.9 million pretax net loss on financial instruments.

     As part of the Company's corporate strategy to minimize exposure to interest rate risk inherent in its servicing asset, the Company took actions to contract its owned servicing portfolio and expand its subservicing business in the first quarter of 1997. In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The following table illustrates the change in the Company's mortgage servicing portfolio mix as a result of the sale:

                                                    March 31,           December 31,
(in millions)                                         1997                  1996
-----------------------------------------------------------------------------------
Mortgage servicing portfolio owned                    $ 9,266               $26,410
Mortgage servicing portfolio subserviced               19,585                 2,791
-----------------------------------------------------------------------------------
Total mortgage servicing portfolio                    $28,851               $29,201
===================================================================================

     The Company recorded a $3.2 million pretax loss on the sale in the first quarter of 1997. The Company will continue to service these loans pursuant to a subservicing agreement for a minimum of one year and a maximum of three years, at the option of the purchaser.

     Net servicing revenue decreased to $14.9 million in the first quarter of 1997 from $31.5 million for the comparable 1996 period. Mortgage servicing revenue was $28.7 million and $34.6 million for the three months ended March 31, 1997 and 1996, respectively. This decrease is primarily due to the February 1997 servicing sale. Amortization of capitalized servicing increased $7.6 million in the first quarter of 1997 from the first quarter of 1996. However, excluding the effects of the recoveries of $6.5 million and $20.0 million of valuation allowances related to the capitalized servicing asset in the first quarters of 1997 and 1996, respectively, amortization of capitalized servicing decreased to $14.2 million in the first quarter of 1997 from $20.2 million in the first quarter of 1996. The decrease in amortization expense reflects a smaller servicing asset due to the February 1997 servicing sale and lower scheduled amortization expense due to a higher interest rate environment in the first quarter of 1997 as compared to the first quarter of 1996. The recoveries of valuation allowances on the servicing asset reflect increased interest rates and a corresponding increase in the fair values of the Company's mortgage servicing rights from year end 1996 and 1995 levels.

     The $6.5 million recovery of valuation allowances in the first quarter of 1997 was offset by a $6.1 million net loss on financial instruments. The 1997 net loss includes $.2 million in realized losses from net cash flows paid and $5.9 million in unrealized losses due to a decrease in the fair market value of the financial instruments. The 1996 net loss of $2.9 million includes $.1 million in realized gains from net cash flows received offset by $3.0 million in unrealized losses due to a decrease in the fair market value of the financial instruments. The decrease in the value of the Company's financial instruments resulted from an increase in interest rates during the first quarters of 1997 and 1996 from year end levels. The additional loss in 1997 is primarily the result of principal only ("P/O") swap agreements entered into by the Company in the third quarter of 1996.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company invests in various financial instruments in order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity that can occur with decreases in market interest rates. As interest rates decline, prepayment activity increases, thereby reducing the value of the mortgage servicing rights, while the value of the financial instrument increases. Conversely, as interest rates increase, the value of the servicing rights increases, while the value of the financial instrument decreases. The financial instruments utilized by the Company include interest rate floor contracts and principal-only swap transactions.

     The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates.
The floor yields range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floor declines. However, the Company is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. As of March 31, 1997, the carrying value of the Company's open interest rate floor contracts totaled $1.8 million with a total notional principal amount of $1.0 billion. The floors have remaining terms ranging from two to five years.

     The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of March 31, 1997, the carrying value of the Company's principal-only swap transactions totaled $.3 million, with a remaining original notional principal amount of $50.0 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. The principal-only swaps have a remaining term of approximately four years.

     Net interest revenue increased to $1.2 million in the first quarter of 1997 from $.1 million in the first quarter of 1996. Interest income decreased to $9.3 million from $10.5 million for the first three months of March 31, 1997 and 1996, respectively. This decrease is primarily the result of decreased mortgage loan production and a corresponding decrease in average mortgage loans receivable inventory balances. This decrease was partially offset by an increase in interest income from pool loan purchases due to a repurchase of loans totaling approximately $140 million in principal amount at the beginning of March 1997. The decrease in interest income was more than offset by a decrease in interest expense due primarily to the retirement of $104.4 million of medium-term notes and debentures during the second half of 1996.

     The Company recognized $.2 million of equity in earnings of an unconsolidated affiliate in the first quarter of 1997. The Company acquired its investment in this affiliate in March 1997 as a result of a plan developed by Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, involving several of its subsidiaries including the Company. Among other things, the plan is intended to strengthen the Company by increasing its stockholders' equity. As part of the plan, the Company received a capital contribution of 1 million shares of the common stock of Financial Security Assurance Holdings, Ltd., ("FSA") valued at $27.8 million in exchange for 230,293 shares of the Company's common stock. The Company uses the equity method to account for its investment in the FSA securities.

     Net gain on mortgage sales decreased to $7.9 million for the quarter ended March 31, 1997 from $13.1 million for the quarter ended March 31, 1996. This decrease is primarily due to the decrease in mortgage loan production and the corresponding decrease in mortgage loan sales volumes in the first quarter of 1997 as compared to the first quarter of 1996.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Salaries and employee benefits expense was $13.8 million and $15.7 million for the three months ended March 31, 1997 and 1996, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

                                                            Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(in thousands)                                          1997            1996
--------------------------------------------------------------------------------
Unadjusted salaries and employee benefits
  expense                                                   $17,173     $20,333
GAAP net origination revenues                                (3,405)     (4,632)
-------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                 $13,768     $15,701
===============================================================================

     A decrease in loan origination revenues, reflecting lower retail mortgage loan production in the first quarter of 1997 as compared to the first quarter of 1996, partially offset the decrease in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenues, salaries and employee benefits expense decreased 16% during the first quarter of 1997 as compared to the first quarter of 1996. This decrease primarily reflects the lower loan officer commissions associated with the significant decrease in mortgage loan production for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996.

     The Company's income tax provision for the first quarter of 1997 includes an additional provision for state income taxes due to several pending state tax audits and the effect of the February 1997 servicing sale.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A summary of the Company's mortgage loan production and mortgage servicing portfolio follows:

                                                         Three Months Ended
                                                             March 31,
--------------------------------------------------------------------------------
(in millions)                                               1997           1996
--------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION BY TYPE:
 FHA/VA Insured                                          $   370        $   612
 Conventional                                                271            593
-------------------------------------------------------------------------------
Total                                                    $   641        $ 1,205
===============================================================================
MORTGAGE LOAN PRODUCTION BY SOURCE:
 Retail                                                  $   268        $   595
 Wholesale                                                   373            610
-------------------------------------------------------------------------------
Total                                                    $   641        $ 1,205
===============================================================================
MORTGAGE SERVICING PORTFOLIO (a):
Beginning balance                                        $29,201        $31,831
 Mortgage loan production                                    641          1,205
 Regular payoffs                                            (591)          (919)
 Principal amortization, servicing
   released, foreclosures and other                         (400)          (512)
-------------------------------------------------------------------------------
 Ending balance                                          $28,851        $31,605
===============================================================================

(a) Includes loans subserviced for others having a principal balance of $19,585 million and $3,968 million as of March 31, 1997 and March 31, 1996, respectively.

     The decrease in mortgage loan production and payoffs in the first quarter of 1997 from the comparable 1996 period reflects the higher interest rate environment and the resulting decrease in refinance activity during the first quarter of 1997 from that of the first quarter of 1996. Additional information regarding the Company's mortgage loan servicing portfolio is shown below:

                                          March 31,           December 31,
                                            1997                  1996
---------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:        Owned         Total    Owned     Total
----------------------------------------------------------------------------
Number of loans serviced (a)        164,060       471,764  451,802   478,779
Weighted average net servicing fee
 (at end of period)                    .433%         n/a      .422%      n/a
Weighted average interest rate         8.89%        8.46%     8.59%     8.48%
Percent delinquent (b)                 8.85%        6.15%     7.44%     7.17%
============================================================================

(a) Includes loans subserviced for others having a principal balance of $19,585 million and $2,791 million as of March 31, 1997 and December 31, 1996, respectively.

(b) Includes loans in process of foreclosure.

    The increase in the delinquency rate of the Company's owned servicing portfolio at March 31, 1997 is primarily the result of the February 1997 servicing sale, after which, the Company retained a majority of its delinquent loans.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash flow requirements relate to funding mortgage loan production and investments in mortgage servicing rights. To meet these funding needs, the Company relies on commercial paper borrowings, short-term credit facilities, medium and long-term debt, early funding programs and cash flow from operations. The Company also generates cash from sales of servicing. Management believes capital resources will be sufficient to meet the Company's operating needs as well as to fund maturing medium and long-term debt.

     Senior and subordinated debt consists of the following:

                                                            March 31,      December 31,
(in thousands)                                                1997             1996
-------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 6.44% and 5.69% as of March 31, 1997 and
 December 31, 1996, respectively                            $227,750         $362,180
Credit agreements, weighted average interest rates
 of 6.51% and 6.19% as of March 31, 1997 and
 December 31, 1996, respectively                              30,000           45,000
8.875% medium-term notes due October 15, 2001                138,355          138,355
9.0% debentures due June 1, 2012                             100,000          100,000
9.375% subordinated debentures due December 31, 2025          55,976           55,976
Less unamortized discount,
 premium and issuance costs (net)                             (3,450)          (3,714)
-------------------------------------------------------------------------------------
Total senior and subordinated debt                          $548,631         $697,797
=====================================================================================

     The Company must comply with certain financial covenants provided in its secured and unsecured revolving credit facilities, including restrictions relating to tangible net worth and leverage. In addition, the Company's secured facility contains certain covenants which limit its ability to pay dividends or make distributions of its capital in excess of preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants. As of March 31, 1997 and December 31, 1996, the Company had no outstanding borrowings under its secured credit facility. As of March 31, 1997 and December 31, 1996, there was $30.0 million and $45.0 million outstanding under the Company's unsecured credit facility, respectively.

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the three months ended March 31, 1997.

     In January 1997, the Company transferred its remaining common equity securities with a market value of $2.6 million to Fund American Enterprises, Inc. ("FAE"), the Company's direct parent, in exchange for 21,239 shares of the Company's common stock held by FAE, which were retired by the Company.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The Company used the initial proceeds of $81.2 million received from the sale to reduce outstanding short-term debt. The remaining balance of $190.3 million is reflected as a receivable in the consolidated statements of condition as of March 31, 1997. Approximately $150.0 million of the receivable balance is expected to be received in the second quarter of 1997. The Company is currently evaluating its options as to how it will utilize the remaining proceeds from the sale . These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity or (iv) any combination of the foregoing.

     In March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, approved a corporate restructuring plan involving several of its subsidiaries including the Company. Among other things, the plan is intended to strengthen the Company by increasing its stockholders' equity. In accordance with this plan, the Company issued 230,293 shares of its common stock to FAE in exchange for 1 million shares of the common stock of Financial Security Assurance Holdings, Ltd. ("FSA") valued at $27.8 million. In addition, the Company issued 105,000 shares of its common stock to Fund American for cash proceeds of $12.7 million. An additional $98.1 million contribution of FSA common stock and options to purchase FSA common stock is expected to occur in the second quarter of 1997, subject to insurance regulatory and lender approvals.

     In April 1997, the Company amended a short-term borrowing agreement entered into August 1996. The provisions of the amended agreement increased the Company's facility from $25.0 million to $50.0 million. As of March 31, 1997 and December 31, 1996 there was $15.0 million and $25.0 million outstanding under the original agreement, respectively.

     In May 1997, the Company initiated a tender offer to repurchase up to 100% of its 8.875% medium-term notes due October 15, 2001. As of March 31, 1997, the Company had $138.4 million of such medium-term notes outstanding. The Company initially plans to fund this repurchase with proceeds from the February 1997 servicing sale.

     The Company is currently considering further steps to restructure its debt including (i) the issuance of approximately $100 million of additional medium-term notes pursuant to an existing shelf registration and (ii) entering into interest rate swaps whereby the Company's obligation to pay a fixed rate of interest on a portion of its outstanding medium-term notes and debentures will be swapped for an obligation to pay a floating rate of interest. The Company believes that using floating rate debt to finance a larger portion of its mortgage servicing assets is prudent, since the value of such assets generally increases as interest rates increase, and declines as interest rates decrease.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit
  No.     Description
-------   --------------------

 10 (a) Uncommitted Credit Facility for Short-Term Loans Letter Agreement dated as of August 16, 1996, as amended, between Source One Mortgage Services Corporation and Wood Street Funding Corporation.

 27       Financial Data Schedule.

b. Form 8-K: The Company filed seven current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1997.

   (i) January 24, 1997: Reported Distribution Date Statements for January 25, February 1, February 1, and January 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

  (ii) January 24, 1997: Reported Source One Mortgage Services Corporation change in Company's Certifying Accountants.

 (iii) January 27, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of January 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

  (iv) February 25, 1997: Reported Distribution Date Statements for February 25, March 1, March 1 , and February 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   (v) February 26, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of February 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

  (vi) March 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of March 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass Through Certificates, Series A.

 (vii) March 26, 1997: Reported Distribution Date Statements for March 25, March 25, April 1, April 1, and March 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1,
       respectively.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries



SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                   SOURCE ONE MORTGAGE SERVICES CORPORATION
                                   ----------------------------------------
                                                 (Registrant)








DATE:  MAY 15, 1997                /S/ MICHAEL C. ALLEMANG
--------------------               ------------------------------------------
                                   Michael C. Allemang
                                   Executive Vice President
                                   (Chief Financial Officer)

                                 EXHIBIT INDEX



                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                     DESCRIPTION                               PAGE
--------                    -----------                           ------------

 10(a)       Uncommitted credit facility for short-term
               loans letter agreement

 27          Financial Data Schedule