Form 10-Q
period 1997-06-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1997-08-14
CIK 801543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission file number 1-12898






             (Exact name of registrant as specified in its charter)


       Delaware                                               38-2011419
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization                           identification no.)

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

Yes   X       No
   --------      --------

As of August 14, 1997, the number of shares of the Registrant's Common Stock outstanding was 3,211,881.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                  PAGE NO.

    ITEM 1. FINANCIAL STATEMENTS
    Consolidated Statements of Condition
    June 30, 1997 (Unaudited) and December 31, 1996.................................  2

    Consolidated Statements of Income (Unaudited),
    Six Months and Three Months Ended June 30, 1997 and 1996........................  3

    Consolidated Statements of Cash Flows (Unaudited),
    Six Months Ended June 30, 1997 and 1996.........................................  4

    Notes to Consolidated Financial Statements (Unaudited).......................... 5-6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS....................................................... 7-16

PART II. OTHER INFORMATION

    ITEM 2. CHANGES IN SECURITIES...................................................   17

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................   17
    SIGNATURES......................................................................   18

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)

-------------------------------------------------------------------------------------------------------
                                                                          June 30,         December 31,
                                                                           1997               1996
-------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
Cash                                                                    $       855        $       923
Investments                                                                  66,588             46,555
Investment in unconsolidated affiliate (net)                                143,555                 --
Mortgage loans receivable                                                   201,368            314,937
Pool loan purchases                                                         177,381            131,539
Loans held for investment                                                    17,168             23,351
Capitalized servicing (net)                                                 159,603            410,939
Receivable from sale of servicing                                            45,011                 --
Common equity securities (net)                                                   --              2,312
Mortgage claims receivable and real estate acquired
 (net of allowance for loan losses of $12,800 in 1997
 and $15,400 in 1996)                                                        37,565             51,501
Premises and equipment                                                       23,906             28,054
Other assets                                                                 62,756            120,943
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $   935,756        $ 1,131,054
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior debt                                                             $   358,132        $   643,262
Subordinated debt                                                            54,844             54,535
Accounts payable and other liabilities                                       92,440            118,500
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           505,416            816,297
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized,
 1,760,939 shares of 8.42% cumulative, Series A (aggregate
 liquidation preference of $25 per share) issued and outstanding                 18                 18
Common stock, $.01 par value, 8,000,000 shares authorized,
 3,211,881 and 2,247,000 shares issued and outstanding as of
 June 30, 1997 and December 31, 1996, respectively                               32                 22
Paid-in capital                                                             462,480            346,088
Unrealized investment gain in unconsolidated affiliate, after tax            13,113                 --
Retained deficit                                                            (45,303)           (31,371)
------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  430,340            314,757
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   935,756        $ 1,131,054
======================================================================================================


2
          See accompanying notes to consolidated financial statements.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)

===============================================================================================================
                                                             Six Months Ended            Three Months Ended
                                                                June 30,                      June 30,
---------------------------------------------------------------------------------------------------------------
                                                            1997           1996           1997           1996
---------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                              $   48,639      $ 68,096        $ 19,018        $33,491
Amortization of capitalized servicing                      (24,223)      (10,030)        (15,600)        (9,868)
Net (loss) gain on financial instruments                    (1,740)       (4,902)          4,356         (1,959)
---------------------------------------------------------------------------------------------------------------
 Net servicing revenue                                      22,676        53,164           7,774         21,664
---------------------------------------------------------------------------------------------------------------
Interest income                                             19,988        22,389          10,736         11,852
Interest expense                                           (16,276)      (20,109)         (8,217)        (9,672)
---------------------------------------------------------------------------------------------------------------
 Net interest revenue                                        3,712         2,280           2,519          2,180
---------------------------------------------------------------------------------------------------------------
Net realized investment gain (loss) on exchange and
 sale of securities to affiliates                              326          (855)             --             --
Net realized investment loss                                  (406)         (150)           (300)          (150)
Equity in earnings from unconsolidated affiliate             3,241            --           3,059             --
Net gain on sale of mortgages                                9,260        24,469           1,341         11,327
Loss on sale of servicing                                   (4,296)           --          (1,101)            --
Other                                                        8,997         9,538           4,657          4,741
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                               43,510        88,446          17,949         39,762
---------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                              26,794        31,715          13,026         16,014
Office occupancy and equipment                               6,591         6,916           3,398          3,496
Provision for loan losses                                    4,069         4,944           2,364          2,986
Restructuring charges                                        1,728            --           1,728             --
Other operating expenses                                    12,900        14,687           6,517          7,841
---------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                              52,082        58,262          27,033         30,337
---------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and
 extraordinary loss                                         (8,572)       30,184          (9,084)         9,425
Income tax (benefit) expense                                (2,468)       10,968          (2,793)         3,503
---------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss                     (6,104)       19,216          (6,291)         5,922
 Extraordinary loss on early retirement of debt
(net of $3,217 income tax benefit)                          (5,975)           --          (5,975)            --
---------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                       $  (12,079)     $ 19,216        $(12,266)       $ 5,922
Less dividends on preferred stock                            1,853         1,853             926            926
---------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock            $  (13,932)     $ 17,363        $(13,192)       $ 4,996
===============================================================================================================
NET (LOSS) INCOME PER COMMON SHARE:
Before extraordinary loss                                    (2.91)         7.73           (2.25)          2.22
Extraordinary loss                                           (2.19)           --           (1.86)            --
---------------------------------------------------------------------------------------------------------------
Net (loss) income per common share                      $    (5.10)     $   7.73        $  (4.11)       $  2.22
===============================================================================================================


                                                                               3
See accompanying notes to consolidated financial statements.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

===============================================================================================================
Six months ended June 30,                                                            1997                1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net (loss) income                                                               $  (12,079)         $   19,216
 Noncash items included in the determination of net (loss) income:
  Amortization of capitalized servicing                                              24,223              10,030
  Net unrealized loss on financial instruments                                        1,312               4,955
  Provision for loan losses                                                           4,069               4,944
  Depreciation and amortization                                                       2,979               3,819
  Write-down of loans held for investment                                             3,000                  --
  Net realized loss on investments                                                       80               1,005
  Amortization of goodwill                                                               --               1,045
  Loss on sale of servicing                                                           4,296                  --
  Amortization of deferred gain on sale of servicing                                 (1,291)             (1,913)
  Undistributed earnings from unconsolidated affiliate                               (3,146)                 --
  Extraordinary loss on early retirement of debt                                      5,975                  --
 Net decrease (increase) in mortgage loans receivable                               113,569             (58,461)
 Net decrease in accounts payable and other liabilities                              (5,521)            (10,624)
 Net decrease in other assets                                                        43,284               5,759
 Net change in current and deferred income taxes receivable and payable              (8,557)             11,283
---------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities                                   172,193              (8,942)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on and sales of pool loan purchases, mortgage
  claims receivable and real estate acquired                                        182,542              96,467
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                              (218,517)           (102,258)
 Additions to capitalized mortgage servicing rights                                 (61,087)            (47,104)
 Net proceeds from sale of servicing                                                226,482                  --
 Additions to long-term investments                                                 (51,480)             (6,405)
 Distributions received on long-term investments                                        385                  --
 Net decrease in short-term investments                                              29,369              16,317
 Proceeds from sales of common equity securities to affiliates                           --                 514
 Net disposition (acquisition) of premises and equipment                              1,670                (690)
 Net decrease in loans held for investment                                            3,183               1,749
---------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by investing activities                                   112,547             (41,410)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                                       4,098,141           2,984,371
 Repayments on commercial paper                                                  (4,365,321)         (2,893,079)
 Net increase (decrease) in credit agreement borrowings                             101,422             (15,763)
 Retirement of debt                                                                (129,872)            (25,200)
 Issuance of common stock                                                            12,675                  --
 Dividends paid                                                                      (1,853)             (1,853)
 Other                                                                                   --                (865)
---------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by financing activities                                  (284,808)             47,611
---------------------------------------------------------------------------------------------------------------
 Net decrease in cash                                                                   (68)             (2,741)
 Cash at beginning of period                                                            923               4,146
---------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                           $      855          $    1,405
===============================================================================================================


4
         See accompanying notes to consolidated financial statements.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries


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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

     Certain reclassifications have been made to the financial statements to achieve consistent presentation of the 1996 and 1997 results.

STOCKHOLDERS' EQUITY
     In January 1997, the Company transferred its remaining common equity securities with a market value of $2.6 million to its direct parent, in exchange for 21,239 shares of the Company's common stock held by the Company's direct parent, which were retired by the Company. The Company realized a pretax gain of $.3 million from the transfer in the first quarter of 1997.

     In March 1997, the Company issued 105,000 shares of its common stock to its ultimate parent, for cash proceeds of $12.7 million. In addition, the Company issued 230,293 shares of its common stock to its direct parent in exchange for 1.0 million shares of the common stock of Financial Security Assurance Holdings Ltd. ("FSA") valued at $27.8 million. The Company issued an additional 650,827 shares of its common stock to its direct parent effective in the second quarter of 1997 in exchange for 2.5 million shares of FSA common stock, 2.0 million shares of FSA convertible redeemable preferred stock and options to acquire 2.6 million shares of FSA common stock valued at $78.5 million, net of asociated tax liabilities and other adjustments. FSA is a leading Aaa/AAA writer of financial guaranty insurance whose common stock is publicly traded on the New York Stock Exchange. The Company uses the equity method to account for its investment in the FSA common stock and applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 to account for its investments in the FSA convertible redeemable preferred stock and options to acquire FSA common stock. These investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as an after tax amount in a separate component of stockholders' equity. Refer to Liquidity and Capital Resources for further discussion.

RECENTLY ADOPTED ACCOUNTING STANDARD
     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivables and changes the Company's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for transfers and servicing of financial assets beginning in fiscal year 1997. The effective date for certain provisions of SFAS No. 125 has been deferred to 1998.

     The Company adopted the provisions of SFAS No. 125 as of January 1, 1997. SFAS No. 125 prohibits retroactive application, therefore, the reported results for the 1996 period are in accordance with prior

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

accounting standards and are not directly comparable to the 1997 results reported under SFAS No. 125. The adoption of SFAS No. 125 as it relates to the valuation of capitalized servicing did not have a material impact on the Company's financial results in the first and second quarters of 1997.

NET INCOME PER SHARE
     Net income per share amounts were computed based on 2,732,174 and 3,211,881 weighted average total number of common shares outstanding for the six month and three month periods ended June 30, 1997. Net income per share amounts were computed based on 2,247,000 weighted average total number of common shares outstanding for both the six month and three month periods ended June 30, 1996.

SUPPLEMENTAL CASH FLOW INFORMATION
     For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

     The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:

====================================================================
Six months ended June 30, (in thousands)             1997     1996
--------------------------------------------------------------------
Interest paid                                      $ 22,765  $27,124
--------------------------------------------------------------------
Income taxes paid                                  $  6,066  $   163
--------------------------------------------------------------------
Noncash investing and financing activities:
 Exchange of common equity securities for          $         $
  shares of common stock from parent                  2,638       --
 Receivable from Sale of servicing rights            45,011       --
 Capital contribution from parent in exchange for
  investment in unconsolidated affiliate            106,365       --
====================================================================

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     SUMMARY - Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported a net loss of $12.1 million for the six months ended June 30, 1997 compared to net income of $19.2 million for the six months ended June 30, 1996. The 1997 net loss includes a $9.2 million pretax extraordinary loss on the early retirement of the Company's medium-term debt, a $4.3 million pretax loss on the sale of servicing to a third party, a $3.0 million pretax write-down of loans held for investment, $1.7 million of pretax restructuring charges and a $.1 million pretax recovery of valuation allowances related to the Company's mortgage servicing rights asset offset by a $1.7 million net loss on financial instruments. The 1996 net income amount includes a $27.5 million pretax recovery of valuation allowances related to the Company's mortgage servicing rights asset offset by a $4.9 million net loss on financial instruments.

     As part of the Company's corporate strategy to minimize exposure to interest rate risk inherent in its servicing asset, the Company took actions to reduce the size of its owned servicing portfolio and expand its subservicing business in the first quarter of 1997. In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The following table illustrates the change in the Company's mortgage servicing portfolio mix as a result of the sale:

==================================================================================
                                                      June 30,         December 31,
(in millions)                                          1997                1996
----------------------------------------------------------------------------------
Mortgage servicing portfolio owned                   $ 9,651              $ 26,410
Mortgage servicing portfolio subserviced              18,932                 2,791
----------------------------------------------------------------------------------
Total mortgage servicing portfolio                   $28,583              $ 29,201
==================================================================================

     The Company recorded a $4.3 million pretax loss on the sale in the first six months of 1997. The Company will continue to service these loans pursuant to a subservicing agreement for a minimum of one year and a maximum of three years from the time of transfer, at the option of the purchaser.

     The Company's mortgage loan production and mortgage servicing portfolio activity for the first six months of 1997 and 1996 are summarized in the following tables:

=============================================================================
                                                        Six Months Ended
                                                            June 30,
-----------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION (in millions)                  1997          1996
-----------------------------------------------------------------------------
BY TYPE:
 FHA/VA Insured                                       $    888      $   1,192
 Conventional                                              580          1,120
-----------------------------------------------------------------------------
Total                                                 $  1,468      $   2,312
=============================================================================
BY SOURCE:
 Retail                                               $    593      $   1,100
 Wholesale                                                 875          1,212
-----------------------------------------------------------------------------
Total                                                 $  1,468      $   2,312
=============================================================================

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

===================================================================================
                                                               Six Months Ended
                                                                    June 30,
-----------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO (a):  (in millions)                1997         1996
-----------------------------------------------------------------------------------
Beginning balance                                           $  29,201     $  31,831
 Mortgage loan production                                       1,468         2,312
 Regular payoffs                                               (1,296)       (1,783)
 Principal amortization, servicing released,
  foreclosures and other                                         (790)       (1,031)
-----------------------------------------------------------------------------------
Ending balance                                              $  28,583     $  31,329
===================================================================================

(a) Includes loans subserviced for others having a principal balance of $18,932 million and $3,884 million as of June 30, 1997 and 1996, respectively.

     The decrease in 1997 mortgage loan production and payoffs reflects higher prevailing market interest rates and a corresponding decrease in refinance activity during most of the first six months of 1997 compared to the same 1996 period.


================================================================================
                                          June 30,             December 31,
                                            1997                   1996
--------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:        Owned       Total       Owned      Total
--------------------------------------------------------------------------------
Number of loans serviced             166,586   465,306(a)   451,802    478,779(a)
Weighted average net servicing fee
 (at end of period)                     .427%      n/a         .422%       n/a
Weighted average interest rate          8.82%     8.45%        8.59%      8.48%
Percent delinquent (b)                  8.26%     6.32%        7.44%      7.17%
================================================================================

(a) Includes loans subserviced for others having a principal balance of $18,932 million and $2,791 million as of June 30, 1997 and December 31, 1996, respectively.

(b) Includes loans in process of foreclosure.

     The increase in the delinquency rate of the Company's owned servicing portfolio at June 30, 1997 is primarily the result of the February 1997 servicing sale, after which, the Company retained a majority of its delinquent loans.

     REVENUE - Net servicing revenue decreased to $22.7 million for the first six months of 1997 from $53.2 million for the comparable 1996 period. Mortgage servicing revenue was $48.6 million and $68.1 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in mortgage servicing revenue is due primarily to the February 1997 servicing sale, slightly offset by increased subservicing revenue generated from the sale and a slightly higher average net servicing fee earned on the Company's owned portfolio.
Amortization of capitalized servicing increased $14.2 million for the first six months of 1997 compared to the first six months of 1996. However, excluding the effects of the recoveries of $.1 million and $27.5 million of valuation allowances related to the capitalized servicing asset for the six months ended June 30, 1997 and 1996, respectively, amortization decreased to $24.3 million for the first six months of 1997 from $37.5 million for the comparable 1996 period. The decrease in amortization expense reflects a smaller servicing asset due to the February 1997 servicing sale and lower scheduled amortization expense due to lower market consensus prepayment rates throughout the first half of 1997 as compared to the first half of 1996. The recovery of valuation allowances on the servicing asset in 1996 reflects decreased market consensus prepayment rates and a corresponding increase in the fair value of the Company's mortgage servicing rights from year end 1995.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net loss on financial instruments decreased to $1.7 million for the six months ended June 30, 1997 from $4.9 million for the comparable 1996 period. The 1997 net loss includes $.4 million in realized losses from net cash flows paid and $1.3 million in unrealized losses due to a net decrease in the fair value of the financial instruments. The 1996 net loss of $4.9 million includes $.1 million in realized gains from net cash flows received offset by $5.0 million in unrealized losses due to a decrease in the fair value of the financial instruments.

     The Company invests in various financial instruments in order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity that can occur with decreases in market interest rates. As interest rates decline, prepayment activity increases, thereby reducing the value of the mortgage servicing rights, while the value of the financial instruments used to hedge the servicing rights increases. Conversely, as interest rates increase, the value of the servicing rights increases, while the value of the financial instruments used to hedge the servicing rights decreases. The financial instruments utilized by the Company to hedge servicing rights include interest rate floor contracts and principal-only swap transactions.

     The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates.
The floor rates range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floor declines. However, the Company is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net gain or loss on financial instruments in the consolidated statements of income. As of June 30, 1997, the carrying value of the Company's open interest rate floor contracts totaled $2.4 million with a total notional principal amount of $1.1 billion. The floors have remaining terms ranging from approximately one to four years.

     The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of June 30, 1997, the carrying value of the Company's principal-only swap transactions totaled $4.3 million, with an original notional principal amount of $98.1 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net gain or loss on financial instruments in the consolidated statements of income. The principal-only swaps have remaining terms ranging from three to four years.

     Net interest revenue increased to $3.7 million for the first six months of 1997 from $2.3 million for the first six months of 1996. Interest income decreased to $20.0 million from $22.4 million for the six months ending June 30, 1997 and 1996, respectively. This decrease is the result of decreased mortgage loan production and a corresponding decrease in average mortgage loans receivable inventory. This decrease was partially offset by interest income earned on the outstanding receivable balance from the February 1997 servicing sale and an increase in interest income from pool loan purchases due to a repurchase of loans totaling approximately $140 million in principal amount at the beginning of March 1997. The decrease in interest income was more than offset by a decrease in interest expense due primarily to the retirement of $104.4 million of medium-term notes and debentures during 1996, decreased short-term borrowings as a result of cash proceeds received from the 1997 servicing sale and lower production levels in the first six months of 1997 as compared to those of the same 1996 period and the early retirement of $119.6 million of the Company's medium-term notes in May 1997.

     The Company recognized $3.2 million of equity in earnings of an unconsolidated affiliate in the first six months of 1997. The Company acquired its investment in this affiliate in 1997 as a result of a corporate restructuring plan developed by Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, involving several of its subsidiaries including the Company. As part of the plan, the Company received capital contributions of 3.5 million shares of the common stock of Financial

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Security Assurance Holdings Ltd. ("FSA"). The Company uses the equity method to account for its investment in the FSA common stock. Refer to Liquidity and Capital Resources for further discussion.

     Net gain on mortgage sales decreased to $9.3 million for the six months ended June 30, 1997 from $24.5 million for the six months ended June 30, 1996. This decrease is due primarily to the decrease in capitalized originated mortgage servicing rights income resulting from the decrease in mortgage loan production and the corresponding decrease in mortgage loan sales volumes in the first two quarters of 1997 as compared to the first two quarters of 1996. The decrease also reflects a $3.0 million pretax charge relating to the Company's mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value at June 30, 1997. These loans totaling approximately $16.4 million at June 30, 1997, net of the write-down, are included in loans held for investment in the consolidated statement of condition as of June 30, 1997.

     EXPENSES - Salaries and employee benefits expense was $26.8 million and $31.7 million for the six months ended June 30, 1997 and 1996, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

================================================================================
                                                             Six Months Ended
                                                                 June 30,
--------------------------------------------------------------------------------
(in thousands)                                               1997         1996
--------------------------------------------------------------------------------
Unadjusted salaries and employee
 benefits expense                                          $34,587     $40,940
GAAP net origination revenues                               (7,793)     (9,225)
--------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                $26,794     $31,715
================================================================================

     A decrease in loan origination revenues, reflecting lower retail mortgage loan production in the first half of 1997 as compared to the first half of 1996, partially offset the decrease in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenues, salaries and employee benefits expense decreased 16% during the first six months of 1997 as compared to the first six months of 1996. This decrease primarily reflects decreased headcount as a result of the Company's restructuring plan implemented in the second quarter of 1997 and lower loan officer commissions associated with the significant decrease in mortgage loan production for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996.

     The provision for loan losses was $4.1 million and $4.9 million for the six months ended June 30, 1997 and 1996, respectively. The 1997 provision includes a $.4 million charge related to the sale of a commercial real estate owned property in the second quarter of 1997. A valuation allowance for this property of $2.6 million was included in the December 31, 1996 allowance for loan losses. The decrease in the provision is due primarily to a decrease in the average loss per loan coupled with lower average loss volumes on conventional mortgage loans during the first six months of 1997 as compared to the first six months of 1996.

     In April 1997, the Company's management approved and implemented a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan, the Company reduced its work force, primarily in overhead areas, by approximately 100 employees during the second quarter of 1997 to bring its overhead costs in line with its production and servicing operations.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result, the Company recognized restructuring charges totaling $1.7 million during the second quarter of 1997. The amount includes approximately $1.6 million of employee separation costs, including severance payments, health care coverage and postemployment education benefits and $.1 million of miscellaneous expenses. As of June 30, 1997, $.1 million of these charges remained accrued on the Company's consolidated statement of condition.

     Other operating expenses were $12.9 million and $14.7 million for the six month periods ended June 30, 1997 and 1996, respectively. The decrease is due primarily to the elimination of amortization expense related to goodwill and other intangible assets which were written off at year end 1996.

     The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, on the early retirement of $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001 in the second quarter of 1997.

     The Company's income tax provision for the first half of 1997 includes an additional provision for state income taxes due to several pending state tax audits and the effect of the February 1997 servicing sale.

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

     SUMMARY - Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported a net loss of $12.3 million for the quarter ended June 30, 1997 compared to $5.9 million of net income for the quarter ended June 30, 1996. The 1997 net loss includes a $9.2 million pretax extraordinary loss on the early retirement of the Company's medium-term debt, an additional $1.1 million pretax loss on the sale of servicing to a third party which occurred in the first quarter of 1997, a $3.0 million pretax write-down of loans held for investment, $1.7 million of pretax restructuring charges and a $6.3 million pretax charge to the valuation allowances for the impairment of the Company's mortgage servicing rights asset offset by a $4.4 million net gain on financial instruments. The 1996 net income amount includes a $7.5 million pretax recovery of valuation allowances related to the Company's mortgage servicing rights asset offset by a $2.0 million net loss on financial instruments.

     The Company's mortgage loan production and mortgage servicing portfolio activity for the three month periods ended June 30, 1997 and 1996 are summarized in the following tables:

================================================================================
                                                         Three Months Ended
                                                               June 30,
--------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION (in millions)                  1997           1996
--------------------------------------------------------------------------------
BY TYPE:
 FHA/VA Insured                                         $ 518         $  580
 Conventional                                             309            527
--------------------------------------------------------------------------------
Total                                                   $ 827         $1,107
================================================================================
BY SOURCE:
 Retail                                                 $ 325         $  505
 Wholesale                                                502            602
--------------------------------------------------------------------------------
Total                                                   $ 827         $1,107
================================================================================

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

===================================================================================
                                                           Three Months Ended
                                                                June 30,
-----------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO (a): (in millions)              1997         1996
-----------------------------------------------------------------------------------
Beginning balance                                          $  28,851    $  31,605
 Mortgage loan production                                        827        1,107
 Regular payoffs                                                (705)        (864)
 Principal amortization, servicing released,
   foreclosures and other                                       (390)        (519)
-----------------------------------------------------------------------------------
Ending balance                                             $  28,583    $  31,329
===================================================================================

(a) Includes loans subserviced for others having a principal balance of $18,932 million and $3,884 million as of June 30, 1997 and 1996, respectively.

     The volume of mortgage loan production and payoffs in the second quarter of 1997 began to approach the volume of the second quarter of 1996 as interest rates, which were increasing during the first quarter of 1997, began to decline in the second quarter. Rates in the second quarter of 1996 continued the increase that had begun at the beginning of the year.

     REVENUE - Net servicing revenue decreased to $7.8 million for the quarter ended June 30, 1997 from $21.7 million for the comparable 1996 period.
Mortgage servicing revenue was $19.0 million and $33.5 million for the three months ended June 30, 1997 and 1996, respectively. The decrease in mortgage servicing revenue is due primarily to the February 1997 servicing sale slightly offset by increased subservicing revenue generated from the sale. Amortization of capitalized servicing increased $5.7 million during the second quarter of 1997 compared to the second quarter of 1996. However, excluding the effects of a charge for impairment totaling $6.3 million and the recovery of $7.5 million of valuation allowances related to the capitalized servicing asset for the three months ended June 30, 1997 and 1996, respectively, amortization decreased to $9.3 million for the second quarter of 1997 from $17.4 million for the comparable 1996 period. The decrease in amortization expense reflects a smaller servicing asset due to the February 1997 servicing sale. The charge to the valuation allowance on the servicing asset in the quarter ended June 30, 1997 reflects increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's mortgage servicing rights from the quarter ended March 31, 1997. The recovery of the valuation allowance on the servicing asset in the second quarter of 1996 reflects decreased market consensus prepayment rates and a corresponding increase in the fair values of the Company's mortgage servicing rights.

     The Company recorded a net gain of $4.4 million on its financial instruments for the quarter ended June 30, 1997 compared to a net loss of $2.0 million for the quarter ended June 30, 1996. The 1997 net gain includes $.2 million in realized losses from net cash flows paid and $4.6 million in unrealized gains due to an increase in the fair value of the financial instruments. The 1996 net loss of $2.0 million represents unrealized losses due to a decrease in the fair value of the financial instruments.

     Net interest revenue increased to $2.5 million for the quarter ended June 30, 1997 from $2.2 million for the comparable 1996 period. Interest income decreased to $10.7 million from $11.9 million for the quarters ended June 30, 1997 and 1996, respectively. This decrease is the result of decreased mortgage loan production and a corresponding decrease in average mortgage loans receivable inventory. This decrease was partially offset by interest income earned on the outstanding receivable balance from the February 1997 servicing sale and an increase in interest income from pool loan purchases due to a repurchase of loans totaling approximately $140 million in principal amount at the beginning of March 1997. The decrease in interest income was more than offset by a decrease in interest expense due

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily to the retirement of $104.4 million of medium-term notes and debentures during 1996, decreased short-term borrowings as a result of cash proceeds received from the 1997 servicing sale and lower production levels in the second quarter of 1997 as compared to those of the same 1996 period and the early retirement of $119.6 million of the Company's medium-term notes in May 1997.

     The Company recognized $3.1 million of equity in earnings of an unconsolidated affiliate in the second quarter of 1997. Refer to Liquidity and Capital Resources for further discussion.

     Net gain on mortgage sales decreased to $1.3 million for the three months ended June 30, 1997 from $11.3 million for the three months ended June 30, 1996. This decrease is primarily due to the decrease in capitalized originated mortgage servicing rights income resulting from the decrease in mortgage loan production and the corresponding decrease in mortgage loan sales volumes in the second quarter of 1997 as compared to the second quarter of 1996. The decrease also reflects a $3.0 million pretax charge relating to the Company's mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value in the second quarter of 1997.

     The Company recorded an additional $1.1 million loss on the February 1997 sale of servicing in the second quarter of 1997. The additional loss is the result of higher actual prepayment experience on the loans sold than was initially estimated.

     EXPENSES - Salaries and employee benefits expense was $13.0 million and $16.0 million for the three months ended June 30, 1997 and 1996, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination fees are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

================================================================================
                                                            Three Months Ended
                                                                 June 30,
--------------------------------------------------------------------------------
(in thousands)                                              1997          1996
--------------------------------------------------------------------------------
Unadjusted salaries and employee
 benefits expense                                           $17,414     $20,607
GAAP net origination revenues                                (4,388)     (4,593)
--------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                 $13,026     $16,014
================================================================================

     A decrease in loan origination revenues, reflecting lower retail mortgage loan production in the second quarter of 1997 as compared to the second quarter of 1996, partially offset the decrease in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenues, salaries and employee benefits expense decreased 15% during the three months ending June 30, 1997 as compared to the three months ending June 30, 1996. This decrease primarily reflects a decrease in origination personnel as a result of decreased production and decreased headcount as a result of the Company's restructuring plan implemented in the second quarter of 1997.

     The provision for loan losses was $2.4 million and $3.0 million for the three months ended June 30, 1997 and 1996, respectively. The 1997 provision includes a $.4 million charge related to the sale of a commercial real estate owned property in the second quarter of 1997. The decrease in the provision is due primarily to a decrease in the average loss per loan coupled with lower average loss volumes on conventional mortgage loans during the second quarter of 1997 as compared to the second quarter of 1996.

     The Company recorded $1.7 million in restructuring charges in the second quarter of 1997 as a result of a restructuring plan implemented in April 1997 designed to reduce its operating costs in order to improve

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

its financial performance. As part of this plan, the Company reduced its work force, primarily in overhead areas, by approximately 100 employees during the second quarter to bring its overhead costs in line with its production and servicing operations. The amount includes approximately $1.6 million of employee separation costs and $.1 million of other miscellaneous expenses.

     Other operating expenses decreased to $6.5 million from $7.8 million for the three month period ending June 30, 1997 and 1996, respectively. The decrease is primarily due to the elimination of amortization expense related to goodwill and other intangible assets which were written off at year end 1996.

     The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, for the early retirement of $119.6 million of its 8.875% medium-term notes due October 15, 2001 in the second quarter of 1997.

     The Company's income tax provision for the second quarter of 1997 includes an additional provision for state income taxes due to several pending state tax audits and the effect of the February 1997 servicing sale.

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

     Senior and subordinated debt consists of the following:

=======================================================================================
                                                          June 30,       December 31,
(in thousands)                                             1997             1996
---------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 5.95% and 5.69% as of June 30, 1997 and
 December 31, 1996, respectively                         $ 95,000        $ 362,180
Credit agreements, weighted average interest rates
 of 6.21% and 6.19% as of June 30, 1997 and
 December 31, 1996, respectively                          146,422           45,000
8.875% medium-term notes due October 15, 2001              18,723          138,355
9.0% debentures due June 1, 2012                          100,000          100,000
9.375% subordinated debentures due December 31, 2025       55,976           55,976
Less unamortized discount,
 premium and issuance costs (net)                          (3,145)          (3,714)
---------------------------------------------------------------------------------------
Total senior and subordinated debt                       $412,976        $ 697,797
=======================================================================================

     The Company must comply with certain financial covenants contained in its secured and unsecured revolving credit facilities, including restrictions relating to tangible net worth and leverage. In addition, the Company's secured facility contains certain covenants which limit its ability to pay dividends or make distributions of its capital in excess of preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants. As of June 30, 1997, there was $120.0 million oustanding under the Company's secured credit facility. As of December

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

31, 1996, the Company had no outstanding borrowings under its secured credit facility. As of June 30, 1997 and December 31, 1996, there was $20.0 million and $45.0 million outstanding under the Company's unsecured credit facility, respectively.

     On July 25, 1997, the Company amended and restated its secured credit agreement to reflect a reduction in its borrowing requirements resulting from the cash proceeds received from the February 1997 servicing sale. The provisions of the amended agreement decrease the Company's borrowing capacity from $750.0 million to $500.0 million and reduce borrowing costs by lowering the facility fee. The provisions also allow the Company to use proceeds received from the servicing sale to pay additional dividends on its common stock of up to $75.0 million.

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in the credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the six months ended June 30, 1997.

     In April 1997, the Company's commercial paper investment rating was downgraded by Moody's from P-2 to P-3 and by Standard & Poors from A-2 to A-3. The decrease in the rating has reduced the Company's ability to issue commercial paper while increasing the cost of issuance. Although the Company's access to the commercial paper markets has been limited, it has committed bank facilities under which it can borrow up to $ 500.0 million. The Company's management believes its capital resources will be sufficient to meet the Company's operating needs as well as to fund maturing medium and long-term debt.

     In January 1997, the Company transferred its remaining common equity securities with a market value of $2.6 million to the Company's direct parent, in exchange for 21,239 shares of the Company's common stock held by the Company's direct parent, which were retired by the Company.

     In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The Company has used the proceeds of $226.5 million received from the sale through June 30, 1997 to reduce outstanding short-term debt and to retire $119.6 million of its 8.875% medium-term notes. The remaining balance of $45.0 million is reflected as a receivable from sale of servicing in the consolidated statement of condition as of June 30, 1997. The Company is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity or (iv) any combination of the foregoing.

     In March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, approved a corporate restructuring plan involving several of its subsidiaries including
the Company.   In accordance with this plan, the Company contracted to receive capital infusions from its direct parent of approximately $139 million (approximately $119 million net of associated tax liabilities and other adjustments) consisting primarily of common stock, convertible redeemable preferred stock and options to acquire common stock of Financial Security Assurance Holdings Ltd. ("FSA"). During the first quarter of 1997, the Company issued 230,293 shares of its common stock to its direct parent in exchange for
1.0 million shares of FSA common stock valued at $27.8 million and issued 105,000 shares of its common stock to Fund American for cash proceeds of $12.7 million. During the second quarter of 1997, the Company recorded the remaining contribution by its direct parent of $78.5 million of contracted net assets consisting of 2.5 million shares of FSA common stock, 2.0 million shares of FSA convertible redeemable preferred stock and options to acquire 2.6 million shares of FSA common stock in exchange for 650,827 shares of the Company's common stock. The capital

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

infusions were undertaken to improve the Company's debt ratings and reduce the Company's borrowing costs.

     As part of the corporate restructuring plan approved by Fund American, on July 31, 1997 (upon receipt of regulatory and lender approvals) Fund American Enterprises, Inc., the Company's direct parent, was merged with White Mountains Holdings, Inc., a wholly-owned subsidiary of Fund American. The combined entity was immediately renamed White Mountains Holdings, Inc.

     In April 1997, the Company amended a short-term borrowing agreement entered into August 1996. The provisions of the amended agreement increased the Company's facility from $25.0 million to $50.0 million. As of June 30, 1997 there was $50.0 million outstanding under the new agreement. As of December 31, 1996 there was $25.0 million outstanding under the original agreement.

     In May 1997, the Company repurchased $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001. The Company funded this repurchase with proceeds from the February 1997 servicing sale. Prior to the repurchase, the majority of the noteholders amended the indenture governing the notes. Refer to Part II. Other Information, Item 2. Changes in Securities for further discussion.

     The Company is currently considering further steps to restructure its debt including (i) the issuance of approximately $50 million of additional medium-term notes pursuant to an existing shelf registration and (ii) entering into interest rate swaps whereby the Company's obligation to pay a fixed rate of interest on a portion of its outstanding medium-term notes and debentures will be swapped for an obligation to pay a floating rate of interest. The Company believes that using floating rate debt to finance a larger portion of its mortgage servicing assets is prudent, since the value of such assets generally increases as interest rates increase, and declines as interest rates decrease.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



PART II.  OTHER INFORMATION

Item 2. Changes in Securities

        In May 1997, the Company repurchased $119.6 million of its 8.875% medium-term notes due 2001. Prior to such repurchase, the majority of the noteholders amended the indenture governing the notes to eliminate the provision which required the notes to be ratably secured with other indebtedness of the Company. As a result of such amendment, the Company is now able to secure its obligations under its secured credit agreement without having to include indebtedness relating to the notes which remain unsecured.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits:

        Exhibit
          No.            Description
        -------          -----------------------
          27             Financial Data Schedule


b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1997.

   (i) April 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of April 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

   (ii) April 25, 1997: Reported Distribution Date Statements for April 25, May 1, May 1, and April 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   (iii) May 27, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of May 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

   (iv) May 27, 1997: Reported Distribution Date Statements for May 25, June 1, May 1, and May 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass- Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   (v) June 24, 1997: Reported Distribution Date Statements for June 25, July 1, July 1, and June 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass- Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

   (vi) June 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of June 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries




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









                                     SOURCE ONE MORTGAGE SERVICES CORPORATION
                                     ----------------------------------------
                                                     (Registrant)








DATE:  AUGUST 14, 1997            /S/ MICHAEL  C. ALLEMANG
                                  -------------------------------------------
                                      Michael C. Allemang
                                      Executive Vice President
                                      (Chief Financial Officer)

                                 EXHIBIT INDEX

                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER                     DESCRIPTION                             PAGE
-------                    -----------                         ------------
  27                  Financial Data Schedule