Form 10-Q
period 1997-09-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1997-11-14
CIK 801543

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

                       Commission file number 1-12898






           (Exact name of registrant as specified in its charter)
                              [SOURCE ONE LOGO]

                   SOURCE ONE MORTGAGE SERVICES CORPORATION


        27555 Farmington Road, Farmington Hills, Michigan 48334-3357 (Address of principal executive offices, including zip code)


     Registrant's telephone number, including area code:  (248) 488-7000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X___        No _____.

As of November 14, 1997, the number of shares of the Registrant's Common Stock outstanding was 3,211,881.

FORM 10-Q
--------------------------------------------------------------------------------
Source One Mortgage Services Corporation and Subsidiaries




TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                           PAGE NO.

    ITEM 1. FINANCIAL STATEMENTS
    Consolidated Statements of Condition
    September 30, 1997 (Unaudited) and December 31, 1996                       2

    Consolidated Statements of Income (Unaudited),
    Nine Months and Three Months Ended September 30, 1997 and 1996             3

    Consolidated Statements of Cash Flows (Unaudited),
    Nine Months Ended September 30, 1997 and 1996                              4

    Notes to Consolidated Financial Statements (Unaudited)                   5-6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                               7-17

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  18
    SIGNATURES                                                                19

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries
=======================================================================



CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)
=====================================================================================================
                                                                     September 30,      December 31,
                                                                         1997               1996
-----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
Cash                                                                  $    2,019         $      923
Investments                                                               79,430             46,555
Investment in unconsolidated affiliate (net)                             180,740                 --
Mortgage loans receivable                                                484,033            314,937
Pool loan purchases                                                      151,114            131,539
Loans held for investment                                                 13,265             23,351
Capitalized servicing (net)                                              167,067            410,939
Receivable from sale of servicing                                         33,011                 --
Common equity securities (net)                                                --              2,312
Mortgage claims receivable and real estate acquired
(net of allowance for loan losses of $12,800 in 1997
   and $15,400 in 1996)                                                   36,773             51,501
Premises and equipment                                                    23,393             28,054
Other assets                                                              56,288            120,943
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,227,133         $1,131,054
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior debt                                                           $  606,582         $  643,262
Subordinated debt                                                         54,998             54,535
Accounts payable and other liabilities                                   112,636            118,500
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        774,216            816,297
=====================================================================================================
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized,
   1,760,939 shares of 8.42% cumulative, Series A (aggregate
   liquidation preference of $25 per share) issued and outstanding            18                 18
Common stock, $.01 par value, 8,000,000 shares authorized,
   3,211,881 and 2,247,000 shares issued and outstanding as of
September 30, 1997 and December 31, 1996, respectively                        32                 22
Paid-in capital                                                          462,480            346,088
Unrealized investment gain in unconsolidated affiliate, after tax         35,529                 --
Retained deficit                                                         (45,142)           (31,371)
=====================================================================================================
TOTAL STOCKHOLDERS' EQUITY                                               452,917            314,757
=====================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,227,133         $1,131,054
=====================================================================================================


                                                                               2
          See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries
==============================================================================



CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)
==============================================================================

                                                             Nine Months Ended             Three Months Ended
                                                               September 30,                 September 30,
                                                             1997          1996            1997           1996
----------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                               $ 69,380      $101,105        $ 20,741       $ 33,009
Amortization of capitalized servicing                     (43,524)      (26,076)        (19,301)       (16,046)
Net gain (loss) on financial instruments                    4,286        (5,127)          6,026           (225)
----------------------------------------------------------------------------------------------------------------
 Net servicing revenue                                     30,142        69,902           7,466         16,738
----------------------------------------------------------------------------------------------------------------
Interest income                                            32,020        32,104          12,032          9,715
Interest expense                                          (25,067)      (28,271)         (8,791)        (8,162)
----------------------------------------------------------------------------------------------------------------
 Net interest revenue                                       6,953         3,833           3,241          1,553
----------------------------------------------------------------------------------------------------------------
Net realized investment gain (loss) on exchange and
 sale of securities to affiliates                             326          (855)             --             --
Net realized investment loss                                 (706)         (450)           (300)          (300)
Equity in earnings from unconsolidated affiliate            6,312            --           3,071             --
Net gain on sale of mortgages                              15,740        32,217           6,480          7,748
(Loss) gain on sale of servicing                           (4,296)       10,080              --         10,080
Other                                                      13,771        13,578           4,774          4,040
----------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                              68,242       128,305          24,732         39,859
----------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                             40,328        44,585          13,534         12,870
Office occupancy and equipment                              9,351        10,219           2,760          3,303
Provision for loan losses                                   6,129         7,323           2,060          2,379
Restructuring charges                                       1,728            --              --             --
Other operating expenses                                   17,837        22,937           4,937          8,250
----------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             75,373        85,064          23,291         26,802
----------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and
extraordinary loss                                         (7,131)       43,241           1,441         13,057
Income tax (benefit) expense                               (2,115)       15,767             353          4,799
----------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss                    (5,016)       27,474           1,088          8,258
Extraordinary loss on early retirement of debt
 (net of $3,217 income tax benefit)                        (5,975)           --              --             --
----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                        $(10,991)     $ 27,474        $  1,088       $  8,258
Less dividends on preferred stock                           2,780         2,780             927            927
----------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock             $(13,771)     $ 24,694        $    161       $  7,331
----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME PER COMMON SHARE:
Before extraordinary loss                                $  (2.70)     $  10.99        $    .05       $   3.26
Extraordinary loss                                          (2.06)           --              --             --
----------------------------------------------------------------------------------------------------------------
Net (loss) income per common share                       $  (4.76)     $  10.99        $    .05       $   3.26
================================================================================================================


                                                                               3
See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries
==============================================================================



CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

================================================================================================================
Nine months ended September 30,                                                     1997                1996
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net (loss) income                                                              $  (10,991)         $   27,474
 Noncash items included in the determination of net (loss) income:
  Amortization of capitalized servicing                                             43,524              26,076
  Net unrealized (gain) loss on financial instruments                               (4,697)              4,955
  Provision for loan losses                                                          6,129               7,323
  Depreciation and amortization                                                      4,588               5,326
  Write-down of loans held for investment                                            3,000                  --
  Net realized loss on investments                                                     380               1,305
  Amortization of goodwill                                                              --               1,568
  Loss (gain) on sale of servicing                                                   4,296             (10,080)
  Amortization of deferred gain on sale of servicing                                (1,936)             (2,869)
  Undistributed earnings from unconsolidated affiliate                              (6,312)                 --
  Extraordinary loss on early retirement of debt (net)                               5,975                  --
 Net (increase) decrease in mortgage loans receivable                             (169,096)            107,573
 Net increase (decrease) in accounts payable and other liabilities                  25,622              (9,509)
 Net decrease in other assets                                                       47,416              10,452
 Net change in current and deferred income taxes receivable and payable             (8,400)              1,099
----------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by operating activities                                  (60,502)            170,693
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on and sales of pool loan purchases, mortgage
  claims receivable and real estate acquired                                       240,351             131,585
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                             (251,327)           (154,377)
 Additions to capitalized mortgage servicing rights                               (111,140)            (62,292)
 Net proceeds from sale of servicing                                               241,514              11,706
 Additions to long-term investments                                                (53,924)             (6,317)
 Distributions received on long-term investments                                       852                 313
 Net decrease (increase) in short-term investments                                  24,756             (10,354)
 Proceeds from sales of common equity securities to affiliates                          --                 514
 Net disposition (acquisition) of premises and equipment                             1,553              (1,009)
 Net decrease in loans held for investment                                           7,086               1,418
----------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by investing activities                                   99,721             (88,813)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                                      5,740,707           3,975,380
 Repayments on commercial paper                                                 (6,043,443)         (4,019,134)
 Net increase (decrease) in credit agreement borrowings                            384,590              (7,498)
 Retirement of debt                                                               (129,872)            (29,700)
 Issuance of common stock                                                           12,675                  --
 Dividends paid                                                                     (2,780)             (2,780)
 Other                                                                                  --                (865)
----------------------------------------------------------------------------------------------------------------
 Net cash used by financing activities                                             (38,123)            (84,597)
----------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                     1,096              (2,717)
 Cash at beginning of period                                                           923               4,146
----------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                          $    2,019          $    1,429
================================================================================================================


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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ending December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

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

     In March 1997, the Company issued 105,000 shares of its common stock to its ultimate parent, for cash proceeds of $12.7 million. In addition, the Company issued 230,293 shares of its common stock to its direct parent in exchange for 1.0 million shares of the common stock of Financial Security Assurance Holdings Ltd. ("FSA") valued at $27.8 million. The Company issued an additional 650,827 shares of its common stock to its direct parent effective in the second quarter of 1997 in exchange for 2.5 million shares of FSA common stock, 2.0 million shares of FSA convertible redeemable preferred stock and options to acquire 2.6 million shares of FSA common stock valued at $78.5 million, net of associated tax liabilities and other adjustments. FSA is a leading Aaa/AAA writer of financial guaranty insurance whose common stock is publicly traded on the New York Stock Exchange. The Company uses the equity method to account for its investment in FSA common stock and applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 to account for its investments in FSA convertible redeemable preferred stock and options to acquire FSA common stock. The investments in FSA convertible redeemable preferred stock and options to acquire FSA common stock are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as an after tax amount in a separate component of stockholders' equity. Refer to Liquidity and Capital Resources for further discussion.

RECENTLY ADOPTED ACCOUNTING STANDARD
     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivables and changes the Company's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for transfers and servicing of financial assets beginning in fiscal year 1997. The effective date for certain provisions of SFAS No. 125 has been deferred to fiscal year 1998.

     The Company adopted the provisions of SFAS No. 125 as of January 1, 1997. SFAS No. 125 prohibits retroactive application, therefore, the reported results for the 1996 period are in accordance with prior

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

accounting standards and are not directly comparable to the 1997 results reported under SFAS No. 125. The adoption of SFAS No. 125 as it relates to the valuation of capitalized servicing did not have a material impact on the Company's financial results in the first nine months of 1997.

NET INCOME PER SHARE
     Net income per share amounts were computed based on 2,893,833 and 3,211,881 weighted average total number of common shares outstanding for the nine month and three month periods ended September 30, 1997. Net income per share amounts were computed based on 2,247,000 weighted average total number of common shares outstanding for both the nine month and three month periods ended September 30, 1996.

SUPPLEMENTAL CASH FLOW INFORMATION
     For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

     The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:

--------------------------------------------------------------------------------
Nine months ended September 30, (in thousands)         1997     1996
--------------------------------------------------------------------------------
Interest paid                                      $ 30,488  $  36,434
--------------------------------------------------------------------------------
Income taxes paid                                  $  5,980  $  14,664
--------------------------------------------------------------------------------
Noncash investing and financing activities:
 Exchange of common equity securities for          $         $
  shares of common stock from parent                  2,638         --
 Receivable from sale of servicing rights            33,011         --
 Capital contribution from parent in exchange for
  investment in unconsolidated affiliate            106,365         --
================================================================================

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     SUMMARY - Source One Mortgage Services Corporation reported a net loss of $11.0 million for the nine months ended September 30, 1997 compared to net income of $27.5 million for the nine months ended September 30, 1996. The 1997 net loss includes a $9.2 million pretax extraordinary loss on the early retirement of the Company's medium-term debt, a $4.3 million pretax loss on the sale of servicing to a third party, a $3.0 million pretax write-down of loans held for investment, $1.7 million of pretax restructuring charges and a $8.2 million pretax charge to the valuation allowances for impairment of the Company's mortgage servicing rights asset partially offset by a $4.3 million net gain on financial instruments. The 1996 net income amount includes a $10.1 million pretax gain on the sale of servicing to a third party, a $27.5 million pretax recovery of valuation allowances related to the Company's mortgage servicing rights asset partially offset by a $5.1 million net loss on financial instruments.
     As part of the Company's corporate strategy to minimize exposure to interest rate risk inherent in its servicing asset, the Company took actions to reduce the size of its owned servicing portfolio and expand its subservicing business in the first quarter of 1997. In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The following table illustrates the change in the Company's mortgage servicing portfolio mix as a result of the sale:

=================================================================================================
                                                              September 30,          December 31,
(in millions)                                                     1997                   1996
-------------------------------------------------------------------------------------------------
Mortgage servicing portfolio owned                                 $10,428               $26,410

Mortgage servicing portfolio subserviced for others                 18,216                 2,791
-------------------------------------------------------------------------------------------------
Total mortgage servicing portfolio                                 $28,644               $29,201
=================================================================================================

     The Company recorded a $4.3 million pretax loss on the sale in the first nine months of 1997. The Company will continue to service these loans pursuant to a subservicing agreement at least until March 1998, June 1998 and August 1998 for Federal Home Loan Mortgage Corporation ("FHLMC") loans, Government National Mortgage Association ("GNMA") loans and Federal National Mortgage Association ("FNMA") loans, respectively. The subservicing period can be extended for two years beyond these dates at the option of the purchaser. Currently, the Company is negotiating the extension of the subservicing period under the terms of the subservicing agreement which would include a decrease in the subservicing fee. However, no assurances can be given that the Company will be successful in extending the subservicing period. During the third quarter of 1996, the Company sold the rights to service $3.3 billion of its mortgage servicing portfolio for net proceeds of $55.9 million and realized a pretax gain of $10.1 million.

     The Company's mortgage loan production and mortgage servicing portfolio activity for the first nine months of 1997 and 1996 are summarized in the following tables:

==============================================================================
                                                          Nine Months Ended
                                                            September 30,
MORTGAGE LOAN PRODUCTION: (in millions)                  1997           1996
------------------------------------------------------------------------------
BY TYPE:
 FHA/VA Insured                                         $1,761         $1,634
 Conventional                                              956          1,469
------------------------------------------------------------------------------
Total                                                   $2,717         $3,103
==============================================================================

FORM 10-Q
================================================================================
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
==============================================================================
                                                        Nine Months Ended
                                                          September 30,
MORTGAGE LOAN PRODUCTION: (in millions)                 1997         1996
------------------------------------------------------------------------------
BY SOURCE:
 Retail                                                $1,013       $1,471
 Wholesale                                              1,704        1,632
------------------------------------------------------------------------------
Total                                                  $2,717       $3,103
==============================================================================

        Over the last few years, industry competition for originating conventional mortgage loans has increased resulting in lower profit margins. As a result, during 1997 the Company has decided to increase its focus on originating government loans and alternative "niche" products. Beginning in the third quarter of 1997, the Company developed programs to originate subprime mortgage loans and other niche products such as high loan-to-value ("LTV") second mortgages, 203k (FHA home improvement) loans and manufactured housing loans. The subprime and high LTV loans will be originated and sold servicing released and the 203k and manufactured housing loans will be originated with the servicing retained. The Company does not expect these new products to have a significant effect on the Company's operating results until 1998.

===============================================================================
                                                           Nine Months Ended
                                                             September 30,
MORTGAGE SERVICING PORTFOLIO (a):  (in millions)           1997         1996
-------------------------------------------------------------------------------
Beginning balance                                        $29,201      $31,831
 Mortgage loan production                                  2,717        3,103
 Regular payoffs                                          (2,127)      (2,417)
 Sale of servicing                                            --       (3,302)
 Principal amortization, servicing released,
   foreclosures and other                                 (1,147)      (1,568)
-------------------------------------------------------------------------------
Ending balance                                           $28,644      $27,647
===============================================================================

(a) Includes loans subserviced for others having a principal balance of $18,216 million and $3,796 million as of September 30, 1997 and 1996, respectively.

   The decrease in 1997 mortgage loan production and payoffs is due to higher market interest rates and lower refinance activity throughout most of the nine month period ended September 30, 1997 than in the comparable 1996 period.

================================================================================
                                      September 30,           December 31,
                                          1997                    1996
--------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:        Owned    Total (a)      Owned    Total (a)
--------------------------------------------------------------------------------
Number of loans serviced            173,187   462,234       451,802   478,779
Weighted average net servicing fee
 (at end of period)                    .424%     (c)           .422%      (c)
Weighted average interest rate         8.69%    8.41%          8.59%     8.48%
Percent delinquent (b)                 8.20%    6.78%          7.44%     7.17%
================================================================================

(a) Includes loans subserviced for others having a principal balance of $18,216 million and $2,791 million as of September 30, 1997 and December 31, 1996, respectively.

(b) Includes loans in process of foreclosure.

(c) This amount would be calculated as a combination of two different measurements, the net servicing fee earned on the Company's owned servicing portfolio and the average subservicing fee earned on its subservicing portfolio which is not calculated as a percentage of the outstanding principal balance serviced, and therefore, would not be meaningful.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The increase in the delinquency rate of the Company's owned servicing portfolio at September 30, 1997 is primarily the result of the February 1997 servicing sale, after which, the Company retained a majority of its delinquent loans.
     REVENUE - Mortgage servicing revenue decreased to $69.4 million from $101.1 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in mortgage servicing revenue is due primarily to the February 1997 servicing sale, slightly offset by increased subservicing revenue generated from the sale and a slightly higher average net servicing fee earned on the Company's owned portfolio. Amortization of capitalized servicing increased $17.4 million during the nine month period ended September 30, 1997 from the comparable 1996 period. Amortization includes a $8.2 million charge to the valuation allowances for impairment of the Company's mortgage servicing rights asset in 1997 and the recovery of $27.5 million of the valuation allowances in 1996. Excluding the effects of these items, amortization expense decreased to $35.3 million from $53.6 million for the nine month periods ended September 30, 1997 and 1996, respectively. This decrease in amortization expense is primarily the result of a smaller servicing asset due to the February 1997 servicing sale. The impairment charge to the valuation allowances in 1997 is a result of increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's mortgage servicing asset from year end 1996. The recovery of valuation allowances on the servicing asset in 1996 reflects decreased market consensus prepayment rates and a corresponding increase in the fair value of the Company's mortgage servicing rights from year end 1995.

     The Company recorded a net gain on its financial instruments of $4.3 million for the nine months ended September 30, 1997 compared to a net loss of $5.1 million for the same 1996 period. The 1997 net gain includes realized losses of $.4 million from net cash flows paid and unrealized gains of $4.7 million due to a net increase in the fair value of the financial instruments. The 1996 net loss includes realized losses of $.2 million from net cash flows paid and unrealized losses of $4.9 million due to a decrease in the fair value of the financial instruments.

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

     The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor rates range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floor declines. However, the Company is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net gain or loss on financial instruments in the consolidated statements of income. As of September 30, 1997, the carrying value of the Company's open interest rate floor contracts totaled $5.6 million with a total notional principal amount of $1.2 billion. The floors have remaining terms ranging from approximately one to five years.

     The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of September 30, 1997, the carrying value of the Company's principal-only swap transactions totaled $8.6 million, with an original notional principal amount of $98.1 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net gain or loss on financial instruments in the consolidated statements of income. The principal-only swaps have remaining terms ranging from approximately three to four years.
                                                                             9

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest income decreased slightly to $32.0 million from $32.1 million for
the nine months ended September 30, 1997 and 1996, respectively.   The decrease
in interest income is the result of decreased production and a corresponding decrease in average mortgage loans receivable inventory. This decrease was almost entirely offset by interest income earned on the outstanding receivable balance from the February 1997 servicing sale, an increase in interest income from pool loan purchases due to a higher average asset balance and income earned on an investment acquired in the second quarter of 1997.
Interest expense decreased to $25.1 million from $28.3 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is due primarily to the net effect of the retirement of $104.4 million of medium-term notes and long-term debentures during 1996, the early retirement of $119.6 million of medium-term notes in May 1997, decreased production and cash proceeds received from the 1997 servicing sale.

     The Company recognized $6.3 million of equity in earnings of an unconsolidated affiliate in the nine months ended September 30, 1997. The Company acquired its investment in this affiliate in 1997 as a result of a corporate restructuring plan developed by Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, involving several of its subsidiaries including the Company. As part of the plan, the Company received capital contributions of 3.5 million shares of the common stock of Financial Security Assurance Holdings Ltd. ("FSA"). The Company uses the equity method to account for its investment in the FSA common stock. Refer to Liquidity and Capital Resources for further discussion.

     Net gain on mortgage sales decreased to $15.7 million from $32.2 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is due primarily to decreased capitalized originated mortgage servicing rights ("OMSR") income as a result of lower mortgage loan production and sales volumes in the first nine months of 1997 as compared to the same 1996 period. Also contributing to the decrease in capitalized OMSR income is a change in the Company's mortgage loan production mix which includes a higher volume of correspondent production, which generates lower OMSR income. The Company does not expect the trend toward a higher concentration of correspondent production to continue. The decrease in the 1997 gain also reflects a $3.0 million pretax charge relating to mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value during the second quarter of 1997. These loans totaling approximately $12.5 million at September 30, 1997, net of the write-down, are included in loans held for investment in the consolidated statement of condition as of September 30, 1997.

     EXPENSES - Salaries and employee benefits expense was $40.3 million and $44.6 million for the nine months ended September 30, 1997 and 1996,
respectively.  Generally accepted accounting principles   ("GAAP") require
certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

================================================================================
                                                            Nine Months Ended
                                                              September 30,
--------------------------------------------------------------------------------
(in thousands)                                               1997       1996
--------------------------------------------------------------------------------
Unadjusted salaries and employee
  benefits expense                                        $ 53,851    $ 59,767
GAAP net origination revenues                              (13,523)    (15,182)
--------------------------------------------------------------------------------
GAAP salaries and employee benefits expense               $ 40,328    $ 44,585
================================================================================

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A decrease in loan origination revenues, reflecting lower retail mortgage loan production during the nine month period ended September 30, 1997 as compared to the same 1996 period, partially offset the decrease in unadjusted salaries and employee benefits expense. Excluding the effects of loan origination revenues, salaries and employee benefits expense decreased 10%. This decrease primarily reflects decreased headcount as a result of the Company's restructuring plan implemented in the second quarter of 1997 and lower loan officer commissions associated with the decrease in mortgage loan production for the nine month period ended September 30, 1997 as compared to the same 1996 period. The 1997 salaries and employee benefits expense includes approximately $1.4 million of additional expense related to the early retirement and replacement of the Company's Chief Executive Officer. The 1996 salaries and employee benefits expense includes approximately $1.2 million of additional expense related to the early retirement of the Company's Chairman.

     The provision for loan losses was $6.1 million and $7.3 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in the provision is due primarily to a decrease in the average loss per loan as well as lower loss volumes on conventional mortgage loans during the first nine months of 1997 as compared to the first nine months of 1996. The 1997 provision includes a $.4 million charge related to the sale of a commercial real estate owned property in the second quarter of 1997. A valuation allowance for this property of $2.6 million was included in the December 31, 1996 allowance for loan losses.

     In April 1997, the Company's management approved and implemented a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan, the Company reduced its work force, primarily in overhead areas, by approximately 100 employees during the second quarter of 1997 to bring its overhead costs in line with its production and servicing operations. As a result, the Company recognized restructuring charges totaling $1.7 million during the second quarter of 1997. The amount includes approximately $1.6 million of employee separation costs, including severance payments, health care coverage and postemployment education benefits and $.1 million of miscellaneous expenses. As of September 30, 1997, $.1 million of these charges remained accrued on the Company's consolidated statement of condition.

     Other operating expenses were $17.8 million and $22.9 million for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease is due primarily to the elimination of amortization expense related to goodwill and other intangible assets which were written off at year end 1996.

     The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, on the early retirement of $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001 in the second quarter of 1997.

     The Company's income tax provision for the nine months ended September 30, 1997 includes an additional provision for state income taxes due to several pending state tax audits and the effect of the February 1997 servicing sale.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

     SUMMARY - Source One Mortgage Services Corporation reported net income of $1.1 million for the quarter ended September 30, 1997 compared to $8.3 million of net income for the quarter ended September 30, 1996. The 1997 net income includes a $8.3 million pretax charge to the valuation allowances for impairment of the Company's mortgage servicing rights asset partially offset by a $6.0 million net gain on financial instruments. The 1996 net income amount includes a $10.1 million pretax gain on the sale of servicing to a third party.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's mortgage loan production and mortgage servicing portfolio activity for the three month periods ended September 30, 1997 and 1996 are summarized in the following tables:

================================================================================
                                                        Three Months Ended
                                                           September 30,
MORTGAGE LOAN PRODUCTION: (in millions)                    1997           1996
--------------------------------------------------------------------------------
BY TYPE:
 FHA/VA Insured                                         $   873        $   442
 Conventional                                               376            349
--------------------------------------------------------------------------------
Total                                                   $ 1,249        $   791
================================================================================
BY SOURCE:
 Retail                                                 $   420        $   371
 Wholesale                                                  829            420
--------------------------------------------------------------------------------
Total                                                   $ 1,249        $   791
================================================================================


================================================================================
                                                      Three Months Ended
                                                         September 30,
--------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO (a): (in millions)         1997           1996
--------------------------------------------------------------------------------
Beginning balance                                     $28,583        $31,329
 Mortgage loan production                               1,249            791
 Regular payoffs                                         (831)          (634)
 Sale of servicing                                         --         (3,302)
 Principal amortization, servicing released,
   foreclosures and other                                (357)          (537)
--------------------------------------------------------------------------------
Ending balance                                        $28,644        $27,647
================================================================================

(a) Includes loans subserviced for others having a principal balance of $18,216 million and $3,796 million as of September 30, 1997 and 1996, respectively.

     The increase in 1997 mortgage loan production and payoffs reflects lower market interest rates and a corresponding increase in refinance activity in the third quarter of 1997 as compared to the third quarter of 1996. In addition, a portion of the increase in mortgage loan production is the result of the Company's efforts to increase overall production by expanding its correspondent network.
     REVENUE - Mortgage servicing revenue decreased to $20.7 million from $33.0 million for the three months ended September 30, 1997 and 1996, respectively. The decrease in mortgage servicing revenue is due primarily to the February 1997 servicing sale, partially offset by increased subservicing revenue generated from the sale and a slightly higher average net servicing fee earned on the Company's owned portfolio. Amortization of capitalized servicing increased $3.3 million during the third quarter of 1997 from the third quarter of 1996. Amortization includes a $8.3 million charge to the valuation allowances for impairment of the Company's mortgage servicing rights asset in 1997. Excluding the effect of this item, amortization expense decreased to $11.0 million for the third quarter of 1997 from $16.0 million for the comparable 1996 period. The decrease in amortization expense is primarily the result of a smaller servicing asset due to the February 1997 servicing sale. The impairment charge to the valuation

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

allowances in the quarter ended September 30, 1997 reflects increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's mortgage servicing rights from the quarter ended June 30, 1997.

     The Company recorded a net gain of $6.0 million on its financial instruments for the quarter ended September 30, 1997 compared to a net loss of $.2 million for the quarter ended September 30, 1996. The 1997 net gain represents unrealized gains due to an increase in the fair value of the financial instruments. The 1996 net loss represents realized losses due to net cash flows paid on the financial instruments.

     Interest income increased to $12.0 million from $9.7 million for the quarters ended September 30, 1997 and 1996, respectively. This increase is the result of increased mortgage loan production and a corresponding increase in average mortgage loans receivable inventory, interest income earned on the outstanding receivable balance from the February 1997 servicing sale, an increase in interest income from pool loan purchases due to a higher average asset balance and income earned on an investment acquired in the second quarter of 1997. Interest expense increased to $8.8 million for the third quarter of 1997 from $8.2 million for the third quarter of 1996. This increase is due primarily to increased borrowings as a result of higher production levels in the third quarter of 1997 compared to the same 1996 period, offset by the retirement of $74.6 million of long-term debentures in the fourth quarter of 1996, the early retirement of $119.6 million of the Company's medium-term notes in May 1997 and cash proceeds received from the 1997 servicing sale.

     The Company recognized $3.1 million of equity in earnings of an unconsolidated affiliate in the third quarter of 1997. Refer to Liquidity and Capital Resources for further discussion.

     Net gain on mortgage sales decreased to $6.5 million for the three months ended September 30, 1997 from $7.7 million for the three months ended September 30, 1996. This decrease is due primarily to decreased capitalized originated mortgage servicing rights ("OMSR") income resulting from the change in the Company's mortgage loan production mix which includes a higher volume of correspondent production, which generates lower OMSR income. The Company does not expect the trend toward a higher concentration of correspondent production to continue. In addition, mortgage loan sales volumes for the third quarter of 1997 remained comparable to those in 1996.

     The Company sold $3.3 billion of servicing rights to a third party recognizing a $10.1 million gain on the sale of servicing in the third quarter of 1996.

     EXPENSES - Salaries and employee benefits expense was $13.5 million and $12.9 million for the three months ended September 30, 1997 and 1996, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

================================================================================
                                                           Three Months Ended
                                                             September 30,
(in thousands)                                             1997         1996
--------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense          $19,265      $18,827
GAAP net origination revenues                               (5,731)      (5,957)
--------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                $13,534      $12,870
================================================================================

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Excluding the effects of loan origination revenues, salaries and employee benefits expense increased 2% during the three months ended September 30, 1997
as compared to the three months ended September 30, 1996.   This increase is
due primarily to the increase in loan officer commissions associated with the Company's significant increase in mortgage loan production and approximately $1.4 million of additional expense related to the early retirement and replacement of the Company's Chief Executive Officer in the third quarter of 1997. This increase was partially offset by reduced headcount as a result of the Company's restructuring plan implemented in the second quarter of 1997.

     The provision for loan losses was $2.1 million and $2.4 million for the
three months ended September 30, 1997 and 1996, respectively.   The decrease in
the provision is due primarily to a decrease in the average loss per loan on conventional mortgage loans during the third quarter of 1997 as compared to the third quarter of 1996.

     Other operating expenses decreased to $4.9 million from $8.3 million for the three month period ended September 30, 1997 and 1996, respectively. The decrease is primarily due to the elimination of amortization expense related to goodwill and other intangible assets which were written off at year end 1996 as well as decreases in various other operating expenses.

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

     Senior and subordinated debt consists of the following:

========================================================================================
                                                       September 30,     December 31,
(in thousands)                                             1997              1996
----------------------------------------------------------------------------------------
Commercial paper, weighted average interest rates
 of 5.92% and 5.69% as of September 30, 1997 and
 December 31, 1996, respectively                             $ 59,444         $362,180
Credit agreements, weighted average interest rates
 of 6.22% and 6.19% as of September 30, 1997 and
 December 31, 1996, respectively                              429,694           45,000
8.875% medium-term notes due October 15, 2001                  18,723          138,355
9.0% debentures due June 1, 2012                              100,000          100,000
9.375% subordinated debentures due December 31, 2025           55,976           55,976
Less unamortized discount,
 premium and issuance costs (net)                              (2,257)          (3,714)
----------------------------------------------------------------------------------------
Total senior and subordinated debt                           $661,580         $697,797
========================================================================================

     The Company must comply with certain financial covenants contained in its secured revolving credit facility, including restrictions relating to tangible net worth and leverage. In addition, the Company's secured facility contains certain covenants which limit its ability to pay dividends or make distributions of its capital in excess of preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants. As of September 30, 1997, there was $425.0 million outstanding under the Company's secured credit facility. As of December 31, 1996, the Company had no outstanding borrowings under its secured credit facility.

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

     In July 1997, the Company's $60.0 million unsecured credit agreement was not extended. This agreement was designed to give the Company benefit for escrow funds held in custodial banks. The Company continues to receive this benefit by replacing borrowings under this facility with borrowings under the bid loan provision of the Company's secured credit agreement. The Company's total bank facility borrowing capacity did not decline with the termination of the unsecured credit agreement, however, because borrowings under this agreement reduced the Company's ability to borrow up to the $500.0 million maximum under its secured credit facility. As of December 31, 1996, there was $45.0 million outstanding under the Company's unsecured credit agreement.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in the credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company did not declare any dividends on its common stock for the nine months ended September 30, 1997.

     In November 1997, the Company's commercial paper rating was downgraded by Moody's from P-3 to Not Prime. In addition, in April 1997, the Company's commercial paper rating was downgraded by Standard & Poors from A-2 to A-3. As a result of the decrease in the ratings in November, the Company is no longer able to issue commercial paper. The Company has replaced its commercial paper borrowings with borrowings under its $500.0 million committed bank facility, although the borrowings under this facility are more costly than commercial paper borrowings. The Company's management believes its capital resources will be sufficient to meet the Company's future operating needs as well as to fund maturing medium and long-term debt.

     In April 1997, the Company amended a short-term borrowing agreement entered into August 1996. The provisions of the amended agreement increased the Company's facility from $25.0 million to $50.0 million. As of September 30, 1997 there was $50.0 million outstanding under the new agreement. As of December 31, 1996 there was $15.0 million outstanding under the original agreement. As a result of the rating downgrade in November, the Company is no longer able to borrow under this agreement.

     In January 1997, the Company transferred its remaining common equity securities with a market value of $2.6 million to the Company's direct parent, in exchange for 21,239 shares of the Company's common stock held by the Company's direct parent, which were retired by the Company.

     In February 1997, the Company sold approximately $17 billion of its nonrecourse mortgage servicing portfolio to a third party for estimated proceeds of $271.5 million. The Company has used the proceeds of $241.5 million received from the sale through September 30, 1997 to reduce outstanding short-term debt and to retire $119.6 million of its 8.875% medium-term notes. The remaining balance of $33.0 million, including accrued interest, is reflected as a receivable from sale of servicing in the consolidated statement of condition as of September 30, 1997. The Company is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity or (iv) any combination of the foregoing.

     In March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American"), the Company's ultimate parent, approved a corporate restructuring plan involving several of its subsidiaries including
the Company.   In accordance with this plan, the Company contracted to receive capital infusions from its direct parent of approximately $139 million (approximately $119 million net of associated tax liabilities and other adjustments) consisting primarily of common stock, convertible redeemable preferred stock and options to acquire common stock of Financial Security Assurance Holdings Ltd. ("FSA"). During the first quarter of 1997, the Company issued 230,293 shares of its common stock to its direct parent in exchange for
1.0 million shares of FSA common stock valued at $27.8 million and issued 105,000 shares of its common stock to Fund American for cash proceeds of $12.7 million. During the second quarter of 1997, the Company recorded the remaining contribution by its direct parent of $78.5 million of contracted net assets consisting of 2.5 million shares of FSA common stock, 2.0 million shares of FSA convertible redeemable preferred stock and options to acquire 2.6 million shares of FSA common stock in exchange for 650,827 shares of the Company's common stock. The capital infusions were undertaken to improve the Company's debt ratings and reduce the Company's borrowing costs.

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

     In May 1997, the Company repurchased $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001. The Company funded this repurchase with proceeds from the February 1997 servicing sale. Prior to the repurchase, the majority of the noteholders amended the indenture governing the notes to eliminate the provision which required the notes to be ratably secured with other indebtedness of the Company. As a result of such amendment, the Company is now able to secure its obligations under its secured credit agreement without having to include indebtedness relating to the notes which remain unsecured.
     The Company is currently considering further steps to restructure its debt including (i) the issuance of approximately $50 million of additional medium-term notes pursuant to an existing shelf registration and (ii) entering into interest rate swaps whereby the Company's obligation to pay a fixed rate of interest on a portion of its outstanding medium-term notes and debentures will be swapped for an obligation to pay a floating rate of interest. The Company believes that using floating rate debt to finance a larger portion of its mortgage servicing assets is prudent, since the value of such assets generally increases as interest rates increase, and declines as interest rates decrease.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

     Exhibit
       No.        Description
     -------  ---------------------

     27       Financial Data Schedule

b. Form 8-K: The Company filed seven current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1997.

    (i) July 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of July 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

    (ii) July 31, 1997: Reported Distribution Date Statements for July 25, August 1, August 1, and July 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (iii) August 22, 1997: Reported Distribution Date Statements for August 25, September 1, September 1, and August 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (iv) August 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of August 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

    (v) September 19, 1997: Reported early retirement of James A. Conrad, Chief Executive Officer and Director and naming of his successor, Frank Mohan to Source One Mortgage Services Corporation.

    (vi) September 25, 1997: Reported Distribution Date Statements for September 25, September 25, October 1, October 1, and September 20, 1997 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

    (vii) September 25, 1997: Reported Report to the Trustee and Report to the Certificate Holders for the month of September 1997 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        SOURCE ONE MORTGAGE SERVICES CORPORATION
                                        ----------------------------------------
                                                      (Registrant)








DATE:  NOVEMBER 14, 1997                /S/ MICHAEL  C. ALLEMANG
       -----------------                ----------------------------------------
                                        Michael C. Allemang
                                        Executive Vice President
                                        (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.             Description
-----------             -----------------------
 27                     Financial Data Schedule