Form 10-K
period 1997-12-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1998-03-31
CIK 801543

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     For the transition period from                   to
                                      ---------------     ------------------

                        Commission file number 1-12898


                   SOURCE ONE MORTGAGE SERVICES CORPORATION



            (Exact name of registrant as specified in its charter)


         Delaware                                         38-2011419
(State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                         identification no.)

27555 Farmington Road, Farmington Hills, Michigan          48334-3357
(Address of principal executive offices)                    (Zip code)


      Registrant's telephone number, including area code: (248) 488-7000


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


               TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     8.42% CUMULATIVE PREFERRED STOCK, SERIES A                        NEW YORK STOCK EXCHANGE
     9.375% QUARTERLY INCOME CAPITAL SECURITIES                        NEW YORK STOCK EXCHANGE
(SUBORDINATED INTEREST DEFERRED DEBENTURES, DUE 2025)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No    .
     ---            ---


Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THERE IS NO AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.
AS OF MARCH 27, 1998, THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS 3,211,881.

                     DOCUMENTS INCORPORATED BY REFERENCE.


Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (Parts I, II and IV).

PART I

ITEM 1.  BUSINESS

GENERAL

  Source One Mortgage Services Corporation, a Delaware corporation (together with its subsidiaries, the "Company" or "Source One"), is one of the largest mortgage banking companies in the United States that is not affiliated with a commercial bank. As of December 31, 1997, the Company had a mortgage loan servicing portfolio totaling $26.5 billion, including $14.9 billion of loans subserviced for others, which is serviced on behalf of approximately 234 institutional investors and numerous other security holders. As of December 31, 1997, the Company had 129 retail branch offices in 26 states and originated $4.4 billion in mortgage loans for the year then ended.

  As a mortgage banker, the Company engages primarily in the business of producing and selling conforming and subprime residential mortgage loans, servicing conforming residential mortgage loans and subservicing residential mortgage loans for third parties. The Company's primary sources of revenue are net servicing revenue, net interest revenue, net gain on sale of mortgages, net gain on sale of servicing, earnings from unconsolidated affiliate and other revenue. The Company is also engaged, through certain of its subsidiaries, in the sale of credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

  The Company was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. The Company is a wholly-owned subsidiary of White Mountains Holdings, Inc. ("White Mountains") (formerly Fund American Enterprises, Inc.) and its parent Fund American Enterprises Holdings, Inc. ("Fund American"), a Delaware corporation organized in 1980, which was formerly known as The Fund American Companies, Inc. and Fireman's Fund Corporation.

  The Company's principal executive offices are located at 27555 Farmington Road, Farmington Hills, Michigan 48334-3357; its telephone number is (248) 488-7000.

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

MORTGAGE LOAN PRODUCTION

  The Company produces residential mortgage loans through a system of retail branch offices, a specialized marketing program, mortgage brokers and a correspondent network of banks, thrift institutions and other mortgage lenders. The existence of these mortgage production sources gives the Company the flexibility to shift its production between those sources as market conditions warrant and allows it to emphasize the production mode which is most economically advantageous. Loans produced, whether through origination or purchase, include conventional, conforming and subprime residential mortgage loans as well as conforming mortgage loans which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") (government loans). In evaluating loans purchased through its correspondent network and loans originated through its broker network, the Company applies the same quality standards as required for loans originated by the Company itself. The Company's quality control department reviews a sample of the loans purchased to determine compliance with Company standards.

  It is a policy of the Company to primarily produce fixed rate mortgage loans. Fixed rate mortgages tend to capture a larger share of the market in a declining interest rate environment and are less susceptible to prepayment risk than adjustable-rate mortgages. Accordingly, in a rising interest rate environment,

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K consumer preference for adjustable-rate mortgages tends to increase, which could have an adverse impact on the Company's mortgage production operations. However, the possible adverse impact on mortgage production may be mitigated by the positive impact on the Company's servicing portfolio. In 1997, fixed rate mortgage originations accounted for approximately 88% of the Company's total mortgage loan production as compared to 90% in 1996.

  The following table sets forth selected information regarding the Company's mortgage loan production:

----------------------------------------------------------------------------------------------------------------------
(in millions)
Year ended December 31,                      1997            1996           1995            1994            1993
----------------------------------------------------------------------------------------------------------------------
FHA/VA                                $     2,985     $     2,035    $     1,565     $     2,065      $    3,453
Conventional                                1,418           1,796          1,287           2,521           7,999
----------------------------------------------------------------------------------------------------------------------
Total production                      $     4,403     $     3,831    $     2,852     $     4,586      $   11,452
----------------------------------------------------------------------------------------------------------------------
Retail branch originations            $     1,339     $     1,590    $     1,347     $     2,005      $    4,922
Correspondent network
  acquisitions                              2,552           1,640          1,157           1,081           2,643
Mortgage broker originations                  390             369            196             696           1,708
Specialized marketing program
  originations                                122             232            152             804           2,179
----------------------------------------------------------------------------------------------------------------------
Total production                      $     4,403     $     3,831    $     2,852     $     4,586      $   11,452
----------------------------------------------------------------------------------------------------------------------

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

  In response to increased industry competition for producing and servicing conforming mortgage loans, the Company has decided to broaden its product line by offering higher margin products. The Company has recently begun to produce 203(k) (FHA home improvement) loans, manufactured housing loans, subprime loans and 125% loan-to-value ("125% LTV") second mortgage loans. The 203(k) loans and the manufactured housing loans are being sold into agency pools with servicing retained. The subprime and 125% LTV loans are being originated for a fee and sold to third parties on a servicing released basis. The Company is currently expanding its capability to service and subservice subprime loans and to subservice 125% LTV loans. Although these higher margin products are a new focus for the Company, they accounted for less than 2% of total production in 1997 and are currently expected to account for less than 10% of total production in 1998.

         RETAIL BRANCH OFFICES. As of December 31, 1997, the Company had 129 retail branch offices in 26 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

As of December 31, 1997, the Company's retail branch offices were located in the following states:


-------------------------------------------------------------------------------------------------------------------
                        Number                              Number                                    Number
State                of Offices    State                  of Offices    State                       of Offices
-------------------------------------------------------------------------------------------------------------------
California               29        Florida                    4         Tennessee                        2
Washington               20        Missouri                   4         Arkansas                         1
New York                 10        Ohio                       4         Georgia                          1
Texas                     8        Oregon                     4         Kansas                           1
Arizona                   6        Alaska                     2         Maryland                         1
Michigan                  6        Kentucky                   2         Rhode Island                     1
Nevada                    6        Massachusetts              2         Vermont                          1
Illinois                  5        New Jersey                 2         Virginia                         1
Colorado                  4        Pennsylvania               2
-------------------------------------------------------------------------------------------------------------------

   Most branch office originations are referred to regional operating centers for preparation of loan documentation, evaluation of compliance with the Company's underwriting conditions and closing of the loans.

  CORRESPONDENT NETWORK. The Company conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by the Company on a daily basis. In addition, the Company pays a premium for the release of servicing rights, which is negotiated on a case-by-case basis. As of December 31, 1997 there were approximately 236 participants in the Company's correspondent network, with no single participant or group of affiliated participants accounting for more than 12% of the Company's total mortgage loan originations.

  MORTGAGE BROKERS. The Company conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by the Company on a daily basis. The mortgage broker receives compensation equivalent to the difference between the Company's pricing schedule and the closing price. As of December 31, 1997 there were approximately 425 active participants in the Company's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 1% of the Company's total mortgage loan originations.

  SPECIALIZED MARKETING PROGRAM. The Company also generates mortgage loan originations primarily by responding to refinancing requests from the population of loans currently serviced by the Company. The products currently offered by the Specialized Marketing Program consist of purchase money first mortgages, home equity lines of credit, closed-end second mortgages, refinancing and relocation assistance.

SALES OF LOANS

  The Company sells loans either through mortgage-backed securities issued pursuant to programs of the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), FNMA and FHLMC or to private investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by private investors after having been guaranteed by GNMA, FNMA or FHLMC. Substantially all GNMA securities are sold without recourse to the Company for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance. Prior to December 1992, substantially all conventional securities were sold with recourse to the Company to the extent of insufficient proceeds from private mortgage insurance, foreclosure and other recoveries. Since December 1992, conventional loans have been sold without recourse to the Company.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

  The following table summarizes the principal amount of the Company's loans sold:

--------------------------------------------------------------------------------------------------------------------
Year Ended
December 31,                     1997                            1996                            1995
--------------------------------------------------------------------------------------------------------------------
                          Principal                      Principal                       Principal
                             amount      Percentage         amount      Percentage          amount      Percentage
                      (in millions)        of total  (in millions)        of total   (in millions)        of total
--------------------------------------------------------------------------------------------------------------------
GNMA                    $    2,763          65.55%     $     1,678         42.82%      $    1,252          46.30%
FNMA                           983          23.32            1,384         35.32              927          34.29
FHLMC                          283           6.72              453         11.56              251           9.28
Other                          186           4.41              404         10.30              274          10.13
--------------------------------------------------------------------------------------------------------------------
Total loan sales        $    4,215         100.00%     $     3,919        100.00%      $    2,704         100.00%
--------------------------------------------------------------------------------------------------------------------

  Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA and FHLMC require the Company to advance funds to make the required payments to investors in the event of a delinquency by the borrower. The Company expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection with VA partially guaranteed loans and certain conventional loans (which may be, at most, partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. The Company is subject to limited amounts of principal risk with respect to these loans since the insurer has the option to reimburse the servicer for the lower of fair market value of the property or the mortgage loan outstanding, in addition to the VA guarantee on the loan. In addition, most of the Company's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, the Company is obligated to pay the investor interest at the pass-through rate from the date of the loan payoff through the end of that calendar month without reimbursement.

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

  Historically, the Company's sales of loans have generated net gains. However, if secondary market interest rates decline after the Company obtains a mandatory forward commitment for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase after the Company commits to an interest rate for a loan, and the Company has not obtained a forward commitment, the Company may incur a loss when the loan is subsequently sold. To minimize this risk, the Company obtains mandatory and optional forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process ("pipeline") which it believes will close.

  The Company's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20% of current commitments. The Company currently transacts business with seventeen approved dealers.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

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

  The Company currently retains the rights to service substantially all of the conforming mortgage loans it produces, while selling the rights to service its subprime and 125% LTV production. The Company is currently expanding its capability to service and subservice subprime loans and to subservice 125% LTV loans. In addition, the Company may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. The Company customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. The Company purchased the rights to service $.04 billion, $2.8 billion and $4.7 billion of mortgage loans from third parties during 1997, 1996 and 1995, respectively.

  During 1996 and through 1997, the Company forged a new strategy with respect to its servicing operations. A major focus of this strategy is reducing exposure to interest rate risk, which increases with the size of an owned servicing portfolio. To reduce the exposure, the Company took steps to reduce its owned servicing portfolio and expand its subservicing business in the first quarter of 1997. In February 1997, the Company sold $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party for adjusted proceeds of $266.9 million and recognized a pretax loss of $4.3 million on the sale and related assumption of subservicing. The Company recorded an additional loss of $3.7 million in the fourth quarter of 1997 in connection with the amendment of the subservicing arrangement which extended the Company's subservicing responsibilities for one additional year at less favorable terms than the original agreement provided. The Company will continue to service these loans pursuant to a subservicing agreement at least until March 1999, June 1999 and August 1999 for FHLMC loans, GNMA loans and FNMA loans, respectively. The subservicing period can be extended for a maximum of one year beyond these dates at the option of the purchaser. During 1996 and 1995, the Company sold the rights to service a total of $3.3 billion and $11.0 billion respectively, of mortgage loans to third parties resulting in a pretax gain of $10.1 million and $40.0 million, respectively.

  In January 1998, the Company sold the rights to service approximately $1.1 billion of mortgage loans to third parties resulting in a pretax gain of approximately $2.0 million. The Company has entered into agreements to sell additional rights to service approximately $2.6 billion of mortgage loans to third parties. The Company expects to close the sale of rights to service approximately $2.1 billion of these mortgage loans by the end of March 1998 and the remainder during the second quarter of 1998 and expects to realize pretax gains on the sales.

  In 1994, the Company sold the rights to service $3.9 billion of mortgage loans to a third party and continued to service these loans pursuant to a subservicing agreement. The gain of $19.9 million was deferred and was being recognized over the five-year life of the subservicing agreement. In the fourth quarter of 1996, the third party sold the rights to service approximately $1.0 billion of these mortgage loans, representing approximately 25% of the total loans subserviced by the Company for the third party. Accordingly, the Company recognized an additional $2.4 million of the deferred gain in 1996, representing approximately 25% of the deferred balance at the time of sale. In the fourth quarter of 1997, the third party sold the rights to service the remaining portfolio of loans. As a result, the Company recognized the $4.4 million remaining balance of the deferred gain . In 1997 and 1996, the Company recognized deferred gains totaling $6.9 million and $6.1 million, respectively, as part of mortgage servicing revenue.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

  The following table summarizes the changes in the Company's mortgage loan servicing portfolio, excluding loans sold but not transferred:

--------------------------------------------------------------------------------------------------------------------
(in millions)
Year ended December 31,                       1997            1996            1995            1994           1993
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at
 beginning of year                      $   26,410      $   27,792      $   35,274     $    38,403     $   37,312
Mortgage loan production                     4,403           3,831           2,852           4,586         11,452
Servicing acquisitions and other                36           2,789           4,674           3,707          6,368
--------------------------------------------------------------------------------------------------------------------
Total servicing in                           4,439           6,620           7,526           8,293         17,820
--------------------------------------------------------------------------------------------------------------------
Regular payoffs                              1,236           3,006           2,271           4,728         13,563
Sale of servicing                           17,018           3,302          10,973           3,868             --
Principal amortization,
 foreclosures and other                        968           1,694           1,764           2,826          3,166
--------------------------------------------------------------------------------------------------------------------
Total servicing out                         19,222           8,002          15,008          11,422         16,729
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned                   11,627          26,410          27,792          35,274         38,403
--------------------------------------------------------------------------------------------------------------------
Subservicing portfolio                      14,919           2,791           4,039           4,294             --
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                  $   26,546      $   29,201      $   31,831     $    39,568     $   38,403
====================================================================================================================

  The Company closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes the Company's delinquency and foreclosure experience with respect to residential mortgage loans serviced by the Company:

---------------------------------------------------------------------------------------------------------------------
(% of total residential loans serviced
and subserviced)
December 31,                                         1997           1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------
31-59 days past due                                 4.77%          4.74%         3.99%         3.15%         3.41%
60-89 days past due                                  .96            .95           .70           .54           .58
90 days or more past due                             .62            .55           .59           .38           .45
---------------------------------------------------------------------------------------------------------------------
Total delinquencies                                 6.35%          6.24%         5.28%         4.07%         4.44%
---------------------------------------------------------------------------------------------------------------------
Foreclosures                                        1.18%           .93%          .80%          .77%          .92%
---------------------------------------------------------------------------------------------------------------------

  The increase in delinquencies in 1997, 1996 and 1995, is primarily the result of servicing portfolio acquisitions made by the Company during the fourth quarters of 1996 and 1995. The delinquency rates of these portfolios, which the Company acquired on favorable terms considered to be reflective of these higher delinquency rates, were higher than the Company's historical average delinquency rate. The Company has established an allowance for mortgage loan losses which totaled $12.8 million and $15.4 million as of December 31, 1997 and 1996, respectively. Excluding the allowance of $2.6 million included in the balance at December 31, 1996 relating to a commercial real estate owned property the Company sold during 1997, the allowance for losses on the Company's owned servicing portfolio remained unchanged. In addition, the Company's valuation allowance for its capitalized servicing asset which relates to its principal recourse portfolio includes an $8.2 million and $7.3 million reserve at December 31, 1997 and 1996, respectively, for estimated losses on the corresponding loans. Considering the significant decrease in the size of its owned servicing portfolio during 1997, the Company believes that the allowances are adequate to provide for estimated uninsured losses on its mortgage servicing portfolio.

  The value of the Company's capitalized servicing asset is affected by changes in mortgage interest rates. Interest rates directly influence prepayment rates as well as other assumptions used in valuing the asset. In order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment which results from increased prepayment activity, the Company invests in various financial instruments. As interest rates decline, prepayment activity

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases while the value of such financial instruments decreases. The financial instruments utilized by the Company include interest rate floor contracts ("floors") and principal-only ("P/O") swaps. With respect to the floors, the Company is not exposed to losses in excess of its initial investment in the floors. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the underlying P/O security over the life of the contract.

RELATED ACTIVITIES

  In conjunction with its mortgage origination and servicing activities, the Company provides certain credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance) through subsidiaries. The insurance subsidiaries act as agents and receive fees based on premium value, but do not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application, (ii) direct mail solicitation shortly after mortgage loan closing, (iii) solicitation by a direct solicitor and (iv) resolicitation of the Company's servicing portfolio on an annual basis. At certain locations, personal solicitation by Company staff is permitted by state regulations which determine allowable insurance sales practices. The fees recognized under these programs were as follows:

--------------------------------------------------------------------------------------------------------------------
(in thousands)
Year ended December 31,              1997             1996             1995             1994              1993
--------------------------------------------------------------------------------------------------------------------
Insurance revenue               $   4,240        $   4,554        $   4,762        $   4,582         $   5,039
--------------------------------------------------------------------------------------------------------------------

CERTAIN BUSINESS CONDITIONS

  Changes in the economy or prevailing interest rates can have significant effects, including material adverse effects, on the mortgage banking business and the Company.

  Inflation and changes in interest rates can have differing effects on various aspects of the Company's business, particularly with respect to marketing gains and losses from the sale of mortgage loans, mortgage loan production, the value of the Company's servicing portfolio and net interest revenue. Historically, the Company's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages increase and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages decline and the average life of loan servicing rights is lengthened. To mitigate the Company's exposure to changes in market interest rates, the Company utilizes various derivative financial instruments. Refer to "Note 23 to the Consolidated Financial Statements" on pages 33-37 of the Company's 1997 Annual Report to Shareholders, herein incorporated by reference.

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

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

REGULATION

  The Company is subject to the rules and regulations of, and examinations by, investors and insurers, including, FNMA, FHLMC, GNMA, FHA and VA with respect to originating, selling and servicing mortgage loans. Lenders are required to submit audited financial statements annually and to maintain specified net worth levels which vary depending on the amount of loans serviced and annual production. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, licensing laws, usury laws, the Home Mortgage Disclosure Act and the regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require the disclosure of certain information to borrowers. There are various other state laws and regulations affecting the Company's mortgage banking and insurance operations. The Company's internal audit and quality control departments monitor compliance with these laws and regulations.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 1,572 persons (of whom approximately 370 were engaged in loan servicing activities and approximately 1,202 were engaged in residential loan production activities, administrative and managerial responsibilities).

  None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's employee relations are good.

FORWARD-LOOKING STATEMENTS

  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. Such information is often subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those discussed elsewhere herein (such as loan servicing, competition and regulation).

ITEM 2. PROPERTIES

  The Company owns its principal executive offices in Farmington Hills, Michigan which house the majority of the Company's employees. The Company leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most leases contain renewal clauses.

ITEM 3. LEGAL PROCEEDINGS

  Various claims have been made against the Company in the ordinary course of business. Management believes that any liabilities which could result from such claims would not materially affect the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Reported on page 4 of the Company's 1997 Annual Report to Shareholders, herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Reported on pages 3-4 of the Company's 1997 Annual Report to Shareholders, herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reported on pages 5-14 of the Company's 1997 Annual Report to Shareholders, herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements reported in the consolidated financial statements of the Company and the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, appearing on pages 15-45 of the Company's Annual Report to Shareholders, herein incorporated by reference. Selected Quarterly Financial Data reported on page 46 of the Company's 1997 Annual Report to Shareholders, herein incorporated by reference. The report of Ernst & Young LLP, independent auditors, included as Exhibit 13(b) hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 24, 1997, the Company, upon recommendation of the Audit Committee of the Board of Directors of its ultimate parent, Fund American Enterprises Holdings, Inc., appointed KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, to replace Ernst & Young LLP ("Ernst & Young") effective upon the date of Ernst & Young's report on the consolidated financial statements of the Company for the year ended December 31, 1996.

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

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------------------------------------------
Board of Directors
(as of March 27, 1998)
                                                                                      Director
Name                                                               Age                   Since
--------------------------------------------------------------------------------------------------------------------
Michael C. Allemang                                                 55                    1993
Raymond Barrette                                                    47                    1998
Terry L. Baxter                                                     52                    1994
Robert R. Densmore                                                  49                    1986
Mark A. Janssen                                                     39                    1997
Francis X. Mohan                                                    58                    1997
James H. Ozanne                                                     54                    1996
Roger K. Taylor                                                     45                    1995
--------------------------------------------------------------------------------------------------------------------

  Mr. Allemang has served as a director, Executive Vice President and Chief Financial Officer of the Company since November 1993. He was a director and Vice President of Fund American Enterprises, Inc. from August 1992 to December 1993. Mr. Allemang was formerly Senior Vice President of Fireman's Fund Insurance Company ("Fireman's Fund") from 1991 to 1992 and served as Vice President and Treasurer of Fund American from 1989 to 1991 and Vice President of Fireman's Fund from 1986 to 1991.

  Mr. Barrette has served as a director of the Company since February 1998. He has served as Executive Vice President and Chief Financial Officer of Fund American Enterprises Holdings, Inc. since November 1997. He holds the same positions with, and is a director of White Mountains Holdings, Inc. He is also a director of White Mountains Insurance Company and Fund American Enterprises, Inc. From 1994 to 1996, he was an actuarial consultant with Tillinghast-Towers Perrin. He joined Fireman's Fund Insurance Company in 1973 and held various positions with that company, including Chief Actuary and Chief Financial Officer. Prior to his departure in 1993, he was a Director and Executive Vice President of Fireman's Fund Insurance Company and President of its Personal Insurance Division.

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

  Mr. Janssen has served as a director of the Company since November 1997. He has served as Executive Vice President - Production and Capital Markets since 1997. He has also served as Executive Vice President of Capital Markets from 1996 to 1997, Senior Vice President of Finance from 1992 to 1996, Corporate Vice President and Controller from 1991 to 1992 and Vice President of the Financial Division from 1988 to 1992. Mr. Janssen joined the Company in 1981.

  Mr. Mohan has served as a director of the Company since November 1997. He assumed the position of President and Chief Executive Officer of the Company in September of 1997. Mr. Mohan was with

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

Beneficial Corporation from 1963 to 1997. He held various positions which included District Manager, Operating Vice President, Senior Vice President and President of several Beneficial subsidiaries.

  Mr. Ozanne has served as a director of the Company since August 1996. He has served as Chairman of the Company since March 1997 and as President of Fund American Enterprises, Inc. since February 1997. He is the founder and principal of Greenrange Partners. He was Chairman, President & Chief Executive Officer of Nations Financial Holdings Corporation (formerly U S WEST Capital Corporation) from 1989 to 1996. From 1983 to 1989 he was Executive Vice President, Asset Management and Consumer Groups, of General Electric Capital Corporation ("GECC"), Stamford, Connecticut and held other executive positions with GECC. He is currently a director of Financial Security Assurance Holdings Ltd.("FSA"), a publicly-held financial guaranty insurer with securities listed on the New York Stock Exchange.

  Mr. Taylor has served as a director of the Company since August 1995. He has served as President of FSA since November 1997 and its Chief Operating Officer since May 1993. He is also a member of FSA's management review committee for structured transactions and its underwriting committee for municipal transactions. Prior to joining FSA in 1990 as an advisor for its new municipal bond insurance business, Mr. Taylor was an Executive Vice President, founder and executive committee member of Financial Guaranty Insurance Company. He is also a director of FSA.

COMMITTEES OF THE BOARD OF DIRECTORS

  The major committees of the Board of Directors, committee membership and the functions of those committees are described below.

   EXECUTIVE COMMITTEE. The members of the Executive Committee are: James H. Ozanne (Chairman), Terry L. Baxter and Francis X. Mohan.

  The Executive Committee has been delegated all of the powers and authority of the Board on all but such matters which are reserved to the Board by the Delaware General Corporate Law.

  AUDIT COMMITTEE. The members of the Audit Committee are: Roger K. Taylor (Chairman) and Raymond Barrette.

  The Audit Committee exercises the powers of the Board in the management of the business and affairs of the Company regarding the accounting, reporting and financial control practices of the Company. It reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the plan, fees and results of their audit and reviews their non-audit services and related fees.

  HUMAN RESOURCES COMMITTEE. The members of the Human Resources Committee are: Terry L. Baxter (Chairman), James H. Ozanne and Roger K. Taylor.

  The Human Resources Committee establishes compensation for executive officers of the Company.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

---------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS (as of March 27, 1998)
                                                                                                   Executive
                                                                                                     Officer
Name                                          Age           Position                                  Since
---------------------------------------------------------------------------------------------------------------
Michael C. Allemang                             55          Executive Vice President                   1993
                                                            and Chief Financial Officer
John A. Courson                                 55          Senior Vice President;                     1990
                                                            President and Chief Executive Officer
                                                            of Central Pacific Mortgage Company
Robert R. Densmore                              49          Executive Vice President                   1983
Mark A. Janssen                                 39          Executive Vice President                   1996
                                                            and Secretary
Francis X. Mohan                                58          President and                              1997
                                                            Chief Executive Officer
---------------------------------------------------------------------------------------------------------------

  Mr. Courson has served as a Senior Vice President of the Company and President and Chief Executive Officer of Central Pacific Mortgage Company ("Central Pacific"), a wholly-owned subsidiary of the Company, since July 1990. Prior to that he was President and Chief Operating Officer of Fundamental Mortgage Corporation of Dallas, Texas.

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1997, except for Messrs. Mark A. Janssen, Francis X. Mohan and Roger K. Taylor, each of whom inadvertently failed to file on a timely basis a Form 3. Each of them subsequently filed a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the salary, incentive compensation and benefits paid by the Company to its Chief Executive Officer, its four most highly compensated executive officers other than the Chief Executive Officer and its executive officer who retired during 1997 (collectively, the "Named Executive Officers") during each of the three most recent fiscal years.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                   Long Term Compensation
                                                                                 Awards    Payouts
                                                                       Other             Long-term              All
                                                                      Annual             Incentive            Other
Name and                                                        Compensation      SARs        Plan     Compensation
Principal Position              Year      Salary       Bonus             (a)       (#)     Payouts              (b)
---------------------------------------------------------------------------------------------------------------------
Francis X. Mohan                1997  $   63,466  $  300,000    $          -         -       $    -        $      -
President and Chief
Executive Officer

Robert R. Densmore              1997  $  184,079  $   30,000    $          -         -       $    -        $  4,800
Executive Vice President        1996     178,196      64,000           1,468         -                        7,500
                                1995     166,748      34,500          10,698         -            -           4,500

Michael C. Allemang             1997  $  178,049  $   30,000    $          -         -       $    -        $  4,800
Executive Vice President and    1996     172,136      62,000           9,000         -                        7,500
Chief Financial Officer         1995     163,847      27,000          12,000         -            -           4,500

Mark A. Janssen                 1997  $  152,043  $  140,000    $          -         -       $    -        $  4,800
Executive Vice President        1996     125,033      75,000           9,000         -            -           7,352
and Secretary                   1995     109,160      22,000          12,000         -            -           4,025

John A. Courson                 1997  $  212,056  $  110,988    $     12,000         -       $    -        $  4,800
Senior Vice President;          1996     187,044     138,496          12,570         -            -           7,500
President and Chief             1995     187,044      87,512          14,945         -            -           4,500
Executive Officer of Central
Pacific

James A. Conrad (retired)       1997  $  194,129  $   50,724    $          -         -       $    -        $310,365 (c)
                                1996     237,936     110,000           7,481         -            -           7,500
                                1995     222,627      38,000          40,034         -            -           4,500
------------------------------------------------------------------------------------------------------------------------

  (a) Amounts shown for 1997 consist of the following: (i) Mr. Courson: reimbursement of automobile expenses. Amounts shown for 1996 consist of the following: (i) Mr. Densmore: reimbursement of automobile expenses; (ii) Mr.
Allemang: reimbursement of automobile expenses; (iii) Mr. Janssen: reimbursement of automobile expenses; (iv) Mr. Courson: interest reimbursement of $570 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (v) Mr. Conrad: interest reimbursement of $2,309 on amounts paid to purchase investment contracts and reimbursement of automobile expenses. Amounts shown for 1995 consist of the following: (i) Mr. Densmore: reimbursement of automobile expenses; (ii) Mr. Allemang: reimbursement of automobile expenses;
(iii) Mr. Janssen: reimbursement of automobile expenses; (iv) Mr. Courson: interest reimbursement of $2,945 on amounts paid to purchase investment contracts and reimbursement of automobile expenses; (v) Mr. Conrad: interest reimbursement of $32,578 on amounts paid to purchase investment contracts and reimbursement of automobile expenses.

(b) Represents amounts allocated pursuant to the Company's employee stock ownership plan ("ESOP"), except for (c) below.

(c) In addition to (b) above, amount includes: (i) payment of $305,565 pursuant to the Agreement between Mr. Conrad and the Company.

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

  The SARs may be exercised at any time simultaneously with each exercised investment contract unit at the option of the holders thereof. The value of each SAR is equal to the difference between $86.625 and the closing price of Fund American's common stock on the date preceding the exercise of the SAR multiplied by a factor of 1.223. The following table summarizes SAR values as of December 31, 1997.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
                                                      Number of Securities underlying          Value of unexercised
                                                                          unexercised                  in-the-money
                                                          SARs at fiscal year end (b)   SARs at fiscal year-end (b)
                      Shares acquired         Value       ---------------------------   ---------------------------
Name                  on exercise (a)      realized      Exercisable   Unexercisable   Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
James A. Conrad                 4,000     $ 181,835                0               0     $       0            $   0
Robert R. Densmore             12,000       772,980                0               0             0                0
John A. Courson                     0             0              871               0        53,545                0
----------------------------------------------------------------------------------------------------------------------

 (a) Represents the number of investment contract units with respect to which the SARs were exercised.
 (b) The number and value of unexercised SARs are based on shares of Fund American common stock.

PENSION BENEFITS

--------------------------------------------------------------------------------------------------------------------
                                                              Years of Service
                          ------------------------------------------------------------------------------------------
Remuneration                              15                20               25                30                35
--------------------------------------------------------------------------------------------------------------------
     $   125,000                  $   30,000        $   40,000       $   50,000        $   60,000        $   70,000
         150,000                      36,000            48,000           60,000            72,000            84,000
         175,000                      42,000            56,000           70,000            84,000            98,000
         200,000                      48,000            64,000           80,000            96,000           112,000
         225,000                      54,000            72,000           90,000           108,000           126,000
         250,000                      60,000            80,000          100,000           120,000           140,000
         300,000                      72,000            96,000          120,000           144,000           168,000
         400,000                      96,000           128,000          160,000           192,000           224,000
         450,000                     108,000           144,000          180,000           216,000           252,000
         500,000                     120,000           160,000          200,000           240,000           280,000
===================================================================================================================

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

   Messrs. Mohan, Densmore, Allemang, Janssen and Courson participate in retirement plans under which they are entitled to receive estimated annual retirement benefits in accordance with the table shown above.

  Participants in the retirement plans are eligible to receive normal retirement benefits at age 65, reduced normal retirement benefits if qualified for early retirement or a deferred vested benefit if they terminate employment prior to retirement but after five years of service. In the fourth quarter of 1997, the Company's Board of Directors approved certain amendments to the Company's pension plan. The approved amendments included the expansion of eligibility requirements for early retirement from age 55 with ten years of service to the earlier of age 55 with ten years of service or age 50 with fifteen years of service for retirements beginning on or after January 1, 1997.

  Eligible compensation for Messrs. Mohan, Densmore, Allemang, Janssen and Courson includes base salary plus bonus received, but is limited to not more than one and one-third of base salary in total. Benefits accrued under the retirement plans are limited to eligible compensation of $160,000 for 1997 for each of the Named Executive Officers.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

  Benefits under the retirement plans for a single person are computed on a straight-life basis and benefits for a married person are generally computed on a joint and 50% survivor basis, subject to each participant's right to elect alternative survivor benefits. As of December 31, 1997, Messrs. Mohan, Densmore, Allemang, Janssen and Courson had 0, 21, 4, 16 and 7 whole years of credited service, respectively, for purposes of computing their benefits under the retirement plans.

COMPENSATION OF DIRECTORS

  Directors who are neither employees of the Company nor employees or directors of Fund American (Mr. Taylor) receive an annual retainer of $10,000 (or in the case of Messrs. Keller and Macklin, a pro rata amount for less than a full year's service) and a fee of $1,500 for each board meeting attended. In addition, the following amounts were paid during 1997: $8,750 to Mr. Ozanne as a consultant to the Company prior to serving as Chairman of the Company, $1,500 to Mr. Macklin as former Chairman of the Executive Committee, and $25,000 to Mr. Baxter as a consultant to the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  In connection with the September 1997 retirement of James A. Conrad as President and Chief Executive Officer of the Company and pursuant to a certain agreement between him and the Company dated October 22, 1997, the Company agreed to pay Mr. Conrad (who is currently 56 years of age) the following: (i) the balance of his ESOP account and the portion of any contribution by the Company to the ESOP which would have been allocated to this account had he retired as of December 31, 1997; (ii) salary continuance of $20,371 per month through December 1998; (iii) his bonus under the Company's Executive Incentive Compensation Plan for 1997 in accordance with established performance objectives; (iv) medical and dental benefit coverage he would have received had he remained a full time employee of the Company through December 31, 1998 and (v) pension benefits, to commence on January 1, 1999, he would have received had he retired at age 62 (representing 19.9 years of credited service).

  In connection with the employment of Mr. Mohan as President and Chief Executive Officer of the Company, the Company and Mr. Mohan entered into an employment agreement ("the Agreement"). The Agreement principally called for:
(i) Mr. Mohan to receive an annual base salary of $250,000; (ii) Mr. Mohan to receive a bonus for 1997 equal to his base salary, provided he achieved specific performance objectives; (iii) Mr. Mohan to receive additional payments of $50,000 on November 1, 1997 and $200,000 on November 1, 1998 and 1999, provided that he is an employee of the Company on those dates; (iv) Mr. Mohan to participate in the Company's Long-Term Incentive Plan; (v) Mr. Mohan to participate in an investment and option program; and (vi) in the event Mr. Mohan is terminated without cause prior to December 31, 2000, Mr. Mohan to receive two years of base salary and vest immediately in any options. Amounts relating to 1997 are included in the "Summary Compensation Table" on page 13.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Human Resources Committee of the Board of Directors establishes compensation for executive officers of the Company. None of the members of the Human Resources Committee, namely Terry L. Baxter, James H. Ozanne and Roger K. Taylor, is, or was, an officer or employee of the Company or any of the Company's subsidiaries.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March 27, 1998, there were two holders of the 3,211,881 shares of the Company's issued and outstanding common stock, with each share entitled to one vote, as follows:

--------------------------------------------------------------------------------------------------------------------
Title of                        Name and address of                                   Number of           Percent
Class                           beneficial owners                                  shares owned          of class
--------------------------------------------------------------------------------------------------------------------
Common stock                    White Mountains Holdings, Inc.                        3,106,881             96.7%
                                80 South Main Street
                                Hanover, NH  03755

                                Fund American Enterprises Holdings, Inc.                105,000              3.3%
                                80 South Main Street
                                Hanover, NH  03755
--------------------------------------------------------------------------------------------------------------------

  The following table sets forth, as of March 27, 1998, beneficial ownership of Fund American common stock by each director of the Company and each of the current "Named Executive Officers" as defined herein.


--------------------------------------------------------------------------------------------------------------------
Title of                        Name of                                        Number of         Percent
Class                           beneficial owner                            shares owned (b)     of class (c)
--------------------------------------------------------------------------------------------------------------------
Common stock (a)                Michael C. Allemang                             11                   *
                                Raymond Barrette                             1,585                   *
                                Terry L. Baxter                                140                   *
                                John A. Courson                                  -                   *
                                Robert R. Densmore                               -                   *
                                Mark A. Janssen                                  -                   *
                                Francis X. Mohan                                 -                   *
                                James H. Ozanne                                640                   *
                                Roger K. Taylor                                  -                   *
--------------------------------------------------------------------------------------------------------------------

*  Represents less than 1% of the outstanding shares.

(a) Represents Fund American common stock pursuant to Item 403(b) of Regulation S-K of the Securities Act of 1933.

(b) Except for Messrs. Barrette, Ozanne and Taylor, includes shares beneficially owned by the Company's Employee Stock Ownership Plan and 401(k) Savings Plan (whereby voting rights are exercised by the Plan's trustee and attributable under the terms of the Plan to such person).

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

  During 1996, the Company sold $1.4 million of common equity securities to White Mountains for cash proceeds of $.5 million. The Company recognized a $.9 million pretax loss from the sale.

  In January 1997, the Company transferred $2.3 million of common equity securities to White Mountains in exchange for 21,239 shares of the Company's common stock held by White Mountains, which were retired by the Company. The Company recognized a $.3 million pretax gain from the transfer in the first quarter of 1997.

   In March 1997, the Company issued 105,000 shares of its common stock to Fund American for cash proceeds of $12.7 million. In addition, the Company issued 230,293 shares of its common stock to White

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

Mountains in exchange for 1.0 million shares of the common stock of Financial Security Assurance Holdings Ltd. ("FSA") valued at $27.8 million. The Company issued an additional 650,827 shares of its common stock to White Mountains effective in the second quarter of 1997 in exchange for 2.5 million shares of FSA common stock, 2.0 million shares of FSA convertible redeemable preferred stock and options to acquire 2.6 million shares of FSA common stock valued at $78.5 million, net of associated tax liabilities and other adjustments.

    In June 1997, the Company acquired an investment in U S WEST, Inc. ("U S West") redeemable preferred stock from Fund American for cash proceeds of $49.3 million. The investment, which is classified as available for sale, is a fixed maturity investment which is redeemable in September 2004 and may be redeemed at the option of U S West beginning in September 1999. The discount on this investment is being amortized over the anticipated life of the investment. The carrying value of this investment, which approximates fair value, totaled $49.4 million as of December 31, 1997. The Company recognized income from this investment of approximately $2.0 million in 1997.

         During 1997, Mr. Conrad received $346,500 upon the exercise of 4,000 investment contract units, and Mr. Densmore received $1,039,500 upon the exercise of 12,000 investment contract units. See discussion of "Investment Contracts and Stock Appreciation Rights" on pages 13 and 14.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 a.      (1)   Financial Statements

               The Financial Statements applicable to Source One Mortgage Services Corporation and consolidated subsidiaries have been incorporated by reference herein from Source One Mortgage Services Corporation's 1997 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules appearing on page 20 of this Annual Report on Form 10-K.

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

               The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

               Exhibit 10(a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement, as amended and restated effective as of October 1, 1996

               Exhibit 10(b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan

               Exhibit 10(c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan

               Exhibit 10(d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated

               Exhibit 10(e) First Amendment to Source One Mortgage Services Corporation Retirement Plan

               Exhibit 10(f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan

               Exhibit 10(g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan

               Exhibit 10(h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement

               Exhibit 10(i)   Source  One   Mortgage   Services   Corporation
               Supplemental Retirement Plan

               Exhibit 10(j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan

               Exhibit 10(w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad

               Exhibit 10(x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson

               Exhibit 10(y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore

               Exhibit 10(aa) Source One Mortgage Services Corporation Long Term Incentive Plan

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

               Exhibit 10(ff) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc.

               Exhibit 10 (gg) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards

               Exhibit 10 (hh) Retirement Agreement dated October 22, 1997 between Source One Mortgage Services Corporation and James A. Conrad

               Exhibit 10 (jj) Employment Agreement by and between Source One Mortgage Services Corporation and Francis X. Mohan




      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

Source One Mortgage Services Corporation and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

(Item 14(a))

----------------------------------------------------------------------------------------------------------------
                                                                                          Annual Report
                                                                                               page(s)*
----------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS:
  Consolidated statements of condition
    as of December 31, 1997 and 1996..............................................................16
  Consolidated statements of income for each of the
    years ended December 31, 1997, 1996 and 1995..................................................17
  Consolidated statements of comprehensive income for
    each of the years ended December 31, 1997, 1996, and 1995.....................................18
  Consolidated statements of stockholders' equity for each
    of the years ended December 31, 1997, 1996 and 1995...........................................19
  Consolidated statements of cash flows for each
    of the years ended December 31, 1997, 1996 and 1995........................................20-21
  Notes to consolidated financial statements...................................................22-45
OTHER FINANCIAL INFORMATION:
  Report of independent auditors..................................................................15
  Selected quarterly financial data (Unaudited) ..................................................46
----------------------------------------------------------------------------------------------------------------

  Schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted or the information required is included in the consolidated financial statements or notes thereto.

  *Source One Mortgage Services Corporation's 1997 Annual Report to
Shareholders.

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

  b.     Reports on Form 8-K

  The Company filed 7 reports on Form 8-K during the fourth quarter of 1997. The dates and contents are described below:

October 23, 1997       Reported Distribution Date Statements for
                       October 25, November 1, November 1, and October 20, 1997 relating to the Source One Mortgage Services Corporation
                       Agency MBS Multi-Class Pass-Through Certificates Series
                       1987-2, 1988-1, 1988-2 and 1990-1, respectively

October 27, 1997       Reported Report to the Trustee and Report to the
                       Certificate Holders for the month of October 1997 relating to the Source One Mortgage Services Corporation
                       11 1/2% Mortgage Pass-Through Certificates, Series A

November 17, 1997      Third Amended and Restated Revolving Credit
                       Agreement dated as of July 25, 1997 by and among Source
                       One Mortgage Services Corporation, The Mortgage
                       Authority, Inc. and Central Pacific Mortgage Company
                       (subsidiaries of Source One Mortgage Services
                       Corporation), and the First National Bank of Chicago, individually and as Administrative Agent and Certain
                       Other Lenders

                       Third Amended and Restated Security and Collateral Agency Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders) and National City Bank, Kentucky, as collateral agent

November 25, 1997      Reported Distribution Date Statements for
                       November 25, December 1, December 1, and November 20,
                       1997 relating to the Source One Mortgage Services
                       Corporation Agency MBS Multi-Class Pass-Through
                       Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1,
                       respectively

November 25, 1997      Reported Report to the Trustee and Report to the
                       Certificate Holders for the month of November 1997 relating to the Source One Mortgage Services Corporation
                       11 1/2% Mortgage Pass-Through Certificates, Series A

December 29, 1997      Reported Distribution Date Statements for
                       December 25, 1997, December 25, 1997, January 1, 1998,
                       January 1, 1998 and December 20, 1997 relating to the
                       Source One Mortgage Services Corporation Agency MBS
                       Multi-Class Pass-Through Certificates Series 1987-1,
                       1987-2, 1988-1, 1988-2 and 1990-1, respectively

December 29, 1997      Reported Report to the Trustee and Report to the
                       Certificate Holders for the month of December 1997 relating to the Source One Mortgage Services Corporation
                       11 1/2% Mortgage Pass-Through Certificates, Series A


      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

c.   Exhibits

Exhibit No.

  3(a) Restated Certificate of Incorporation of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 4(a) of the February 28, 1994 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (b) Certificate of Designation for Series A Preferred Stock of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (c) Amended and Restated Bylaws of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 4(d) of Amendment No. 1 to the registration statement on Form S-3, Registration No. 33-71924)

  4(a) Pooling and Servicing Agreement between Manufacturers Hanover Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated March 1, 1983 and relating to Mortgage Pass-Through Certificates, Series A, 11 1/2% Pass-Through Rate (incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (b) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated September 25, 1987 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-1 (incorporated by reference to Exhibit 10(jj) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (c) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated January 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-2 (incorporated by reference to Exhibit 10(kk) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (d) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated March 30, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-1 (incorporated by reference to Exhibit 10(ll) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (e) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated June 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-2 (incorporated by reference to Exhibit 10(mm) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (f) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated July 30, 1990 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1990-1 (incorporated by reference to Exhibit 4(a) of the July 30, 1990 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (g) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated September 15, 1986 (incorporated by reference to Exhibit 4(a) of the registration statement on Form S-1, Registration No. 33-8562)


      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

   (h) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated November 1, 1986 (incorporated by reference to Exhibit 4(b) of the registration statement on Form S-1, Registration No. 33-8562)

   (i) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to Exhibit 4(h) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (j) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to Exhibit 4(i) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (k) Second Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to Exhibit 4(k) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (l) Third Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to Exhibit 4(l) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (m) Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992 (incorporated by reference to Exhibit 19(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (n) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of medium-term indebtedness adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 19(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the Medium-Term Notes, Series B, of Source One Mortgage Services Corporation issuable under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

   (o) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of a series of medium-term notes, Series B, entitled "9% Debentures due June 1, 2012" adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to Exhibit (i) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the 9% Debentures due June 1, 2012 of Source One Mortgage Services Corporation issued under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

   (p) Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(1) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

   (q) First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

   (r) Form of 8.25% Debentures due 1996 (incorporated by reference to Exhibit 4(p) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (s)   Form of Medium-Term Note, Series A (incorporated by reference to
         Exhibit 4(q) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (t) Form of 8.875% Notes due 2001 (incorporated by reference to Exhibit 4(r) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (u) Form of 9% Debentures due 2012 (incorporated by reference to Exhibit 4(s) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (v) Specimen Certificate for 8.42% Cumulative Preferred Stock, Series A, of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 4(a) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-12898)

   (w) Form of 9.375% Quarterly Income Capital Securities (Subordinated Interest Deferrable Debentures, Due 2025); included in the First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

    10   Material Contracts

   (a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement (as amended and restated effective as of October 1, 1996) (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   (b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (e) First Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement (incorporated by reference to Exhibit 10(d) of the registration statement on Form S-1, Registration No. 33-8562)

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

   (i) Source One Mortgage Services Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-12898, formerly File No. 33-8562)

   (j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(c) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562)

   (k) Third Amended and Restated Revolving Credit Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated November 17, 1997, File No. 1-12898)

   (l) Third Amended and Restated Security and Collateral Agency Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders) and National City Bank, Kentucky, as collateral agent (incorporated by reference to Exhibit 10(b) of the Current Report on Form 8-K dated November 17, 1997, File No. 1-12898)

   (m) Federal Tax Sharing Agreement dated as of January 1, 1991, and effective for taxable years beginning after December 31, 1990, by and among Fund American Enterprises Holdings, Inc. and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   (n) Eurocommercial Paper Program Agreement dated August 1, 1988 among Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the Dealers named therein (incorporated by reference to Exhibit 10(bb) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (o) Commercial Paper Dealer Agreement dated September 25, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Shearson Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10(cc) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (p) Commercial Paper Dealer Agreement dated September 23, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and First Boston Corporation (incorporated by reference to Exhibit 10(dd) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (q) Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (r) Amendment dated June 20, 1992 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(x) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

   (s) Amendment dated August 1, 1988 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (t) Letter of Representations dated November 23, 1990 relating to Issuing and Paying Agency Agreement dated September 18, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10(v) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (u) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562)

   (v) Stock Purchase Agreement dated December 15, 1995, between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898)

   (w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore (incorporated by reference to
         Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (z) Investment Services Agreement dated November 13, 1991 between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(rr) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

  (aa) Source One Mortgage Services Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

  (bb) Loan Agreement dated August 10, 1995 by and between Source One Mortgage Services Corporation and Comerica Bank, as amended by an Amendment No. 1 to Loan Agreement dated 1995 and by an Amendment No. 2 to Loan Agreement dated July 10, 1996 (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

 (cc) FNMA/FHLMC/GNMA Mortgage Servicing Purchase and Sale Agreement dated February 28, 1997, by and between Source One Mortgage Services Corporation and Chemical Mortgage Company (incorporated by reference to
        Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (dd) Mortgage Loan Interim Subservicing Agreement made as of March 1, 1997, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (ee) Mortgage Loan Subservicing Agreement, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (ff) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(ll) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898)

 (gg) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (hh) Retirement Agreement dated October 22, 1997 between Source One Mortgage Services Corporation and James A. Conrad*

 (ii) Mortgage Loan Subservicing Agreement Extension Amendment, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation*

 (jj) Employment Agreement by and between Source One Mortgage Services Corporation and Francis X. Mohan*

   13   Annual Report to Security Holders

        (a) Source One Mortgage Services Corporation 1997 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof*

        (b) Audit opinion of Ernst & Young LLP*

   16 (a) Letter of Ernst & Young LLP dated March 27, 1997 (incorporated by reference to Exhibit 16(a) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   21 Subsidiaries of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   23   Consents of experts

        (a) Consent of KPMG Peat Marwick LLP*

        (b) Consent of Ernst & Young LLP*

        (c) Consent of Coopers & Lybrand L.L.P. dated March 27, 1998 relating to Financial Security Assurance Holdings Ltd.*

   24   Powers of Attorney*

   27   Financial Data Schedule*

   99   The Consolidated Financial Statements of Financial Security
        Assurance Holdings Ltd. and the related Report of Independent Accountants as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997*

 * Filed herewith

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Source One Mortgage Services Corporation

Date: March 27, 1998                   By:  /s/ MICHAEL C. ALLEMANG
                                            -----------------------
                                               Michael C. Allemang
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                                Title                                       Date
--------------------------------------------------------------------------------------------------------------------
     *
-----------------------
James H. Ozanne                                                Chairman and Director                March 27, 1998


                                              President, Chief Executive Officer and
    *                                         Director (Principal Executive Officer)                March 27, 1998
-----------------------
Francis X. Mohan

                                           Executive Vice President, Chief Financial
                                           Officer and Director (Principal Financial
/s/MICHAEL C. ALLEMANG                     Officer and Principal Accounting Officer)                March 27, 1998
-----------------------
Michael C. Allemang

    *                                       Executive Vice President - Servicing and                March 27, 1998
-----------------------                                                     Director
Robert R. Densmore


                                              Executive Vice President, Production &
    *                                        Capital Markets, Secretary and Director                March 27, 1998
-----------------------
Mark A. Janssen


    *                                                                       Director                March 27, 1998
-----------------------
Terry L. Baxter

    *                                                                       Director                March 27, 1998
-----------------------
Raymond Barrette

    *                                                                       Director                March 27, 1998
-----------------------
Robert K. Taylor

*By: /s/MICHAEL C. ALLEMANG
        Michael C. Allemang
          As Attorney-in-fact for the persons indicated
--------------------------------------------------------------------------------------------------------------------

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

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K

                                EXHIBIT INDEX

Exhibit
  No.                           Description

  3(a) Restated Certificate of Incorporation of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 4(a) of the February 28, 1994 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (b) Certificate of Designation for Series A Preferred Stock of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (c) Amended and Restated Bylaws of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 4(d) of Amendment No. 1 to the registration statement on Form S-3, Registration No. 33-71924)

  4(a) Pooling and Servicing Agreement between Manufacturers Hanover Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated March 1, 1983 and relating to Mortgage Pass-Through Certificates, Series A, 11 1/2% Pass-Through Rate (incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (b) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated September 25, 1987 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-1 (incorporated by reference to Exhibit 10(jj) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (c) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated January 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1987-2 (incorporated by reference to Exhibit 10(kk) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (d) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated March 30, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-1 (incorporated by reference to Exhibit 10(ll) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (e) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated June 28, 1988 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1988-2 (incorporated by reference to Exhibit 10(mm) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (f) Deposit Trust Agreement between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the First National Bank of Chicago dated July 30, 1990 and relating to Agency MBS Multi-Class Pass-Through Certificates, Series 1990-1 (incorporated by reference to Exhibit 4(a) of the July 30, 1990 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (g) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated September 15, 1986 (incorporated by reference to Exhibit 4(a) of the registration statement on Form S-1, Registration No. 33-8562)

Exhibit
  No.                           Description

   (h) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and National Bank of Detroit dated November 1, 1986 (incorporated by reference to Exhibit 4(b) of the registration statement on Form S-1, Registration No. 33-8562)

   (i) Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to Exhibit 4(h) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (j) First Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated November 21, 1988 (incorporated by reference to Exhibit 4(i) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (k) Second Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to Exhibit 4(k) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (l) Third Supplemental Indenture between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and The First National Bank of Chicago dated October 10, 1991 (incorporated by reference to Exhibit 4(l) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (m) Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992 (incorporated by reference to Exhibit 19(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (n) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of medium-term indebtedness adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 19(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the Medium-Term Notes, Series B, of Source One Mortgage Services Corporation issuable under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

   (o) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of a series of medium-term notes, Series B, entitled "9% Debentures due June 1, 2012" adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to Exhibit (i) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the 9% Debentures due June 1, 2012 of Source One Mortgage Services Corporation issued under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

   (p) Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(1) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

   (q) First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

Exhibit
  No.                           Description

   (r) Form of 8.25% Debentures due 1996 (incorporated by reference to Exhibit 4(p) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (s)   Form of Medium-Term Note, Series A (incorporated by reference to
         Exhibit 4(q) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (t) Form of 8.875% Notes due 2001 (incorporated by reference to Exhibit 4(r) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (u) Form of 9% Debentures due 2012 (incorporated by reference to Exhibit 4(s) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

   (v) Specimen Certificate for 8.42% Cumulative Preferred Stock, Series A, of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 4(a) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-12898)

   (w) Form of 9.375% Quarterly Income Capital Securities (Subordinated Interest Deferrable Debentures, Due 2025); included in the First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

    10   Material Contracts

   (a) Source One Mortgage Services Corporation Employee Stock Ownership and 401(k) Savings Plan and Trust Agreement (as amended and restated effective as of October 1, 1996) (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   (b) Form of Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (c) First Amendment to Source One Mortgage Services Corporation Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (d) Form of Source One Mortgage Services Corporation Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (e) First Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (f) Second Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan (incorporated by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

   (h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement (incorporated by reference to Exhibit 10(d) of the registration statement on Form S-1, Registration No. 33-8562)

Exhibit
  No.                           Description

   (i) Source One Mortgage Services Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-12898, formerly File No. 33-8562)

   (j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(c) of the Current Report on Form 8-K dated November 11, 1993, File No. 1-12898, formerly File No. 33-8562)

   (k) Third Amended and Restated Revolving Credit Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated November 17, 1997,
         File No. 1-12898)

   (l) Third Amended and Restated Security and Collateral Agency Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), The First National Bank of Chicago (in its capacity as administrative agent for the lenders) and National City Bank, Kentucky, as collateral agent (incorporated by reference to Exhibit 10(b) of the Current Report on Form 8-K dated November 17, 1997, File No. 1-12898)

   (m) Federal Tax Sharing Agreement dated as of January 1, 1991, and effective for taxable years beginning after December 31, 1990, by and among Fund American Enterprises Holdings, Inc. and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   (n) Eurocommercial Paper Program Agreement dated August 1, 1988 among Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and the Dealers named therein (incorporated by reference to Exhibit 10(bb) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (o) Commercial Paper Dealer Agreement dated September 25, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Shearson Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10(cc) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (p) Commercial Paper Dealer Agreement dated September 23, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and First Boston Corporation (incorporated by reference to Exhibit 10(dd) of the September 22, 1988 Current Report on Form 8-K, File No. 1-12898, formerly File No. 33-8562)

   (q) Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (r) Amendment dated June 20, 1992 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(x) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

Exhibit
  No.                           Description

   (s) Amendment dated August 1, 1988 to Issuing and Paying Agency Agreement dated June 19, 1987 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-12898, formerly File No. 33-8562)

   (t) Letter of Representations dated November 23, 1990 relating to Issuing and Paying Agency Agreement dated September 18, 1986 between Fireman's Fund Mortgage Corporation (now "Source One Mortgage Services Corporation") and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10(v) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

   (u) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562)

   (v) Stock Purchase Agreement dated December 15, 1995, between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898)

   (w) Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (x) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (y) Investment Contract by and between Source One Mortgage Services Corporation and Robert R. Densmore (incorporated by reference to
         Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

   (z) Investment Services Agreement dated November 13, 1991 between Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(rr) of the Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-12898, formerly File No. 33-8562)

  (aa) Source One Mortgage Services Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

  (bb) Loan Agreement dated August 10, 1995 by and between Source One Mortgage Services Corporation and Comerica Bank, as amended by an Amendment No. 1 to Loan Agreement dated 1995 and by an Amendment No. 2 to Loan Agreement dated July 10, 1996 (incorporated by reference to Exhibit 10(bb) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

Exhibit
  No.                           Description

 (cc) FNMA/FHLMC/GNMA Mortgage Servicing Purchase and Sale Agreement dated February 28, 1997, by and between Source One Mortgage Services Corporation and Chemical Mortgage Company (incorporated by reference to
        Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (dd) Mortgage Loan Interim Subservicing Agreement made as of March 1, 1997, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (ee) Mortgage Loan Subservicing Agreement, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (ff) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(ll) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898)

 (gg) Retirement Agreement dated June 5, 1996 between Source One Mortgage Services Corporation and Robert W. Richards (incorporated by reference to Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

 (hh) Retirement Agreement dated October 22, 1997 between Source One Mortgage Services Corporation and James A. Conrad*

 (ii) Mortgage Loan Subservicing Agreement Extension Amendment, by and between Chemical Mortgage Company and Source One Mortgage Services Corporation*

 (jj) Employment Agreement by and between Source One Mortgage Services Corporation and Francis X. Mohan*

   13   Annual Report to Security Holders

        (a) Source One Mortgage Services Corporation 1997 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof*

        (b) Audit opinion of Ernst & Young LLP*

   16 (a) Letter of Ernst & Young LLP dated March 27, 1997 (incorporated by reference to Exhibit 16(a) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   21 Subsidiaries of Source One Mortgage Services Corporation (incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

   23   Consents of experts

        (a) Consent of KPMG Peat Marwick LLP*

        (b) Consent of Ernst & Young LLP*

        (c) Consent of Coopers & Lybrand L.L.P. dated March 27, 1998 relating to Financial Security Assurance Holdings Ltd.*

   24   Powers of Attorney*

   27   Financial Data Schedule*

   99   The Consolidated Financial Statements of Financial Security
        Assurance Holdings Ltd. and the related Report of Independent Accountants as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997*

 * Filed herewith

      Source One Mortgage Services Corporation and Subsidiaries Form 10-K