Form 10-Q
period 1998-03-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1998-05-15
CIK 801543

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

As of May 15, 1998, the number of shares of the Registrant's Common Stock outstanding was 3,211,881.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                         PAGE NO.

    ITEM 1. FINANCIAL STATEMENTS
    Consolidated Statements of Condition
    March 31, 1998 (Unaudited) and December 31, 1997                         2

    Consolidated Statements of Income (Unaudited),
    Three Months Ended March 31, 1998 and 1997                               3

    Consolidated Statements of Comprehensive Income (Unaudited)
    Three Months Ended March 31, 1998 and 1997                               4

    Consolidated Statements of Cash Flows (Unaudited),
    Three Months Ended March 31, 1998 and 1997                               5

    Notes to Consolidated Financial Statements (Unaudited)                 6-8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                             9-14

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                15
    SIGNATURES                                                              16

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)

----------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                                                                            1998               1997
----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
Cash                                                                  $    1,854         $    3,134
Investments                                                              111,806             86,239
Investment in unconsolidated affiliate (net)                             222,613            192,137
Mortgage loans receivable                                                583,300            519,247
Pool loan purchases                                                      195,107            149,791
Loans held for investment                                                  5,781              5,191
Capitalized servicing (net)                                              160,327            181,025
Mortgage claims receivable and real estate acquired
 (net of allowance for loan losses of $12,800)                            40,925             41,199
Premises and equipment                                                    22,091             22,171
Other assets                                                             111,308            104,556
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,455,112         $1,304,690
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior debt                                                           $  784,825         $  686,906
Subordinated debt                                                         55,307             55,153
Accounts payable and other liabilities                                   154,712            107,582
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        994,844            849,641
----------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized,
 1,760,939 shares of 8.42% cumulative, Series A (aggregate
 liquidation preference of $25 per share) issued and
 outstanding as of March 31, 1998 and December 31, 1997                       18                 18
Common stock, $.01 par value, 8,000,000 shares authorized,
 3,211,811 shares issued and outstanding                                      32                 32
Paid-in capital                                                          462,480            462,480
Accumulated other comprehensive income                                    59,128             41,102
Retained deficit                                                         (61,390)           (48,583)
----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               460,268            455,049
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,455,112         $1,304,690
====================================================================================================

See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)

-----------------------------------------------------------------------------------------
Three Months Ended March 31,                                             1998      1997
-----------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                                           $ 22,511   $29,621
Amortization of capitalized servicing                                 (14,685)   (9,432)
Net gain (loss) on financial instruments                                1,687    (6,096)
-----------------------------------------------------------------------------------------
Net servicing revenue                                                   9,513    14,093
-----------------------------------------------------------------------------------------
Interest income                                                        17,790     9,252
Interest expense                                                      (15,335)   (8,059)
-----------------------------------------------------------------------------------------
Net interest revenue                                                    2,455     1,193
-----------------------------------------------------------------------------------------
Net realized investment gain on exchange
of securities to affiliates                                                         326
Net realized investment gain (loss)                                     2,016      (106)
Equity in earnings from unconsolidated affiliate                        3,117       182
Net gain on sale of mortgages                                          16,695     7,919
Net gain (loss) on sale of servicing and assumption of subservicing     8,052    (3,195)
Other                                                                   6,149     4,340
-----------------------------------------------------------------------------------------
TOTAL REVENUE                                                          47,997    24,752
-----------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                         16,904    13,768
Office occupancy and equipment                                          2,822     3,193
Provision for loan losses                                                 844       896
Other operating expenses                                                7,370     6,383
-----------------------------------------------------------------------------------------
TOTAL EXPENSES                                                         27,940    24,240
-----------------------------------------------------------------------------------------
Income before income taxes                                             20,057       512
Income tax expense                                                      6,937       325
-----------------------------------------------------------------------------------------
NET INCOME                                                           $ 13,120   $   187
Less dividends on preferred stock                                         927       927
-----------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                         $ 12,193   $  (740)
-----------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE                             $   3.80   $  (.33)
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except for per share amounts)
(Unaudited)

--------------------------------------------------------------------------
Three Months Ended March 31,                               1998     1997
--------------------------------------------------------------------------
Net income                                              $13,120  $   187
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period
  (net of income tax expense (benefit) of $9,706 and
  $(51) for 1998 and 1997, respectively)                 18,026      (96)
  Less: reclassification adjustment for gains
  included in net income (net of income tax expense of
  $114 for 1997)                                                    (212)
--------------------------------------------------------------------------
Other comprehensive income (loss)                        18,026     (308)
--------------------------------------------------------------------------
Comprehensive income (loss)                              31,146     (121)
Less dividends on preferred stock                           927      927
--------------------------------------------------------------------------
Comprehensive income (loss) applicable to common stock  $30,219  $(1,048)
--------------------------------------------------------------------------
Basic comprehensive income (loss) per common share      $  9.41  $  (.47)
--------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                         1998                 1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                     $   13,120           $      187
Noncash items included in the determination of net income:
  Amortization of capitalized servicing                                            14,685                9,432
  Net unrealized loss on financial instruments                                        113                5,888
  Provision for loan losses                                                           844                  896
  Depreciation and amortization                                                       807                1,271
  Net realized gain on investments                                                 (2,016)                (220)
  (Gain) loss on sale of servicing                                                 (8,052)               3,195
  Amortization of deferred gain on sale of servicing                                                      (645)
  Undistributed earnings from unconsolidated affiliate                             (2,745)                (182)
Mortgage loan production                                                       (2,374,745)            (640,933)
Mortgage loan sales and amortization                                            2,310,692              706,204
Net decrease in accounts payable and other liabilities                            (37,403)              (6,826)
Net decrease in other assets                                                       12,086               37,821
Net change in current and deferred income taxes receivable and payable              6,667               (3,766)
-------------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by operating activities                                 (65,947)             112,322
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Collections on and sales of pool loan purchases, mortgage
  claims receivable and real estate acquired                                       40,149              130,299
 Additions to pool loan purchases, mortgage claims
  receivable and real estate acquired                                             (19,623)            (186,718)
 Additions to capitalized mortgage servicing rights                               (53,781)             (35,570)
 Net proceeds from sale of servicing                                               43,750               81,197
 Additions to long-term investments                                                (1,437)              (1,776)
 Collections on notes receivable                                                    7,000
 Principal payments received on long-term investments                               3,785                  378
 Net (increase) decrease in short-term investments                                (26,005)              30,927
 Net acquisition of premises and equipment                                           (561)                (501)
 Net (increase) decrease in loans held for investment                                (590)               9,836
-------------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by investing activities                                  (7,313)              28,072
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of commercial paper                                                          2,114,700
 Repayments on commercial paper                                                                     (2,249,130)
 Net increase (decrease) in credit agreement borrowings                            98,037              (15,000)
 Proceeds from issuance of common stock                                                                 12,675
 Dividends paid                                                                   (25,927)                (927)
 Other                                                                               (130)
-------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by financing activities                                  71,980             (137,682)
-------------------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash                                                   (1,280)               2,712
 Cash at beginning of period                                                        3,134                  923
-------------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                         $    1,854           $    3,635
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION


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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the financial statements to achieve consistent presentation of the 1998 and 1997 results.

NOTE 2. ACCOUNTING STANDARDS RECENTLY ADOPTED

EARNINGS PER SHARE
     The Company adopted the provisions of SFAS No. 128, "Earnings per Share" in December 1997. SFAS No. 128 simplifies the calculation of earnings per share and is intended to make the U.S. standard more comparable to the new international standard. The adoption of SFAS No. 128 resulted in no change to the method by which the Company calculates its earnings per share but replaces the Company's historic presentation of "earnings per share" with a presentation of "basic earnings per share".

COMPREHENSIVE INCOME
     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company now reports comprehensive income on a separate statement. In addition, the Company has provided a supplemental disclosure of comprehensive earnings per share. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

     The adoption of SFAS No. 128 and SFAS No. 130 resulted in a change in financial statement disclosures only and had no effect on the Company's financial position or results of operations.

CERTAIN PROVISIONS OF SFAS NO. 125
     In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" which deferred the adoption of certain transfer and collateral provisions of SFAS No. 125 to periods beginning after December 31, 1997. The adoption of the remaining provisions of SFAS No. 125 did not have a material effect on the Company's current financial position or results of operations.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



NOTE 3. FINANCIAL INSTRUMENTS

The Company invests in various financial instruments in order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity that can occur with decreases in market interest rates. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases, while the value of the financial instruments decreases. The financial instruments utilized by the Company include interest rate floor contracts ("floors") and principal-only ("P/O") swap transactions.

     The floors are derivative contracts which derive their value from differences between the floor rate specified in the contract and market interest rates. The cash flow from the floors is equal to the difference between the floor rate and the prevailing interest rate applied to the notional amount. Payments are made to the Company only when the prevailing interest rates are below the floor rate. The floor rates range from 4.00% to 6.14% To the extent that prevailing interest rates decrease, the value of the floors increases, even if interest rates do not fall below the floor rate. To the extent that prevailing interest rates increase, the value of the floors decreases. However, the Company is not exposed to losses in excess of its initial investment of $4.7 million in the floors. As of March 31, 1998, the carrying value of the Company's open interest rate floor contracts totaled $7.5 million with a total notional principal amount of $714.6 million. The floors have remaining terms ranging from approximately 2.5 to 5 years.

     The P/O swaps are derivative contracts, the value of which is determined by changes in the value of the referenced P/O strip security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the market price and the remaining balance of the referenced P/O security multiplied by a floating rate indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR"). As of March 31, 1998, the carrying value of the Company's P/O swap transactions totaled $13.1 million, with remaining original notional value of $98.1 million. The P/O swaps have remaining terms ranging from approximately 2.5 to 4 years.

Note 4. BASIC NET INCOME AND COMPREHENSIVE INCOME PER SHARE

     Basic net income and comprehensive income per share amounts were computed based on 3,211,811 and 2,247,136 weighted average total number of common shares outstanding for the quarters ended March 31, 1998 and 1997, respectively.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

     For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

     The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:

--------------------------------------------------------------------------------
Three months ended March 31, (in thousands)               1998             1997
--------------------------------------------------------------------------------
Interest paid                                         $ 13,496       $    5,101
--------------------------------------------------------------------------------
Income taxes paid                                     $    125       $    4,117
--------------------------------------------------------------------------------
Noncash investing and financing activities:
 Exchange of common equity securities for
  shares of common stock from parent                  $      -       $    2,638
 Sale of servicing rights                               59,880          190,296
 Capital contribution from parent in exchange for
  investment in unconsolidated affiliate                                 27,800
--------------------------------------------------------------------------------

NOTE 6. RECENT DEVELOPMENTS

     In the second quarter of 1997, the Company identified for sale the majority of its loans held for investment and marked them down from amortized cost to current market value. In April 1998, the Company sold approximately $6.6 million of these loans (which is net of a $1.5 million reserve) for gross proceeds of $7.5 million, which include $.1 million of accrued interest income, and recognized a pretax gain of $.8 million on the sale. These loans were included in loans held for investment and mortgage claims receivable and real estate acquired in the consolidated statement of condition as of March 31, 1998.

     In April and May of 1998, the Company paid dividends on its common stock totaling $27.5 million and $10.0 million, respectively.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion and analysis contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such difference or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (See the disclosures under "Item 1. Business - Certain Business Conditions", "Item
1. Business - Forward Looking Statements" and under "Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations.")

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $13.1 million for the first quarter of 1998 as compared to $.2 million for the first quarter of 1997. The 1998 net income includes an $8.1 million pretax gain on sales of servicing to third parties and adjustments to previous sales, a $1.5 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $1.7 million net gain on financial instruments and $3.1 million pretax equity in earnings of an unconsolidated affiliate. The 1997 results include a $3.2 million pretax loss on the sale of servicing to a third party, a $6.5 million pretax recovery of previously established valuation allowances related to the Company's capitalized servicing asset, which was offset by a $6.1 million pretax net loss on financial instruments and $.2 million pretax equity in earnings of an unconsolidated affiliate.

     The Company reported comprehensive income (which includes the net change in after tax unrealized gains and losses) of $31.1 million for the quarter ended March 31, 1998, compared to a comprehensive loss of $.1 million in 1997. The Company's unrealized gains and losses are primarily associated with its investment in Financial Security Assurance Holdings Ltd. ("FSA") which it acquired in the first and second quarters of 1997.

     During the first quarter of 1998, the Company sold the rights to service approximately $3.5 billion of its nonrecourse mortgage servicing portfolio to third parties. In the first quarter of 1997, the Company sold the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party. The Company will continue to service the loans sold in 1997 pursuant to a subservicing agreement at least until March 1999, June 1999 and August 1999 for Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA") loans, respectively. The subservicing period can be extended for one additional year beyond these dates at the option of the purchaser.

     The Company's mortgage loan production and mortgage servicing portfolio activity for the first three months of 1998 and 1997 are summarized in the following tables:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31,
MORTGAGE LOAN PRODUCTION: (in millions)            1998                    1997
--------------------------------------------------------------------------------
BY TYPE:
 FHA/VA Insured                                            $1,568         $ 370
 Conventional                                                 807           271
--------------------------------------------------------------------------------
Total                                                      $2,375         $ 641
--------------------------------------------------------------------------------

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                March 31,
--------------------------------------------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION: (in millions)                                                1998                     1997
--------------------------------------------------------------------------------------------------------------------
BY SOURCE:
 Retail                                                                          $      687             $       268
 Wholesale                                                                            1,688                     373
--------------------------------------------------------------------------------------------------------------------
Total                                                                            $    2,375             $       641
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31,
--------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:  (in millions)                                     1998                 1997
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at beginning of period                     $         11,627         $       26,410
Mortgage loan production                                                        2,375                    641
--------------------------------------------------------------------------------------------------------------------
Total servicing in                                                              2,375                    641
--------------------------------------------------------------------------------------------------------------------
Regular payoffs                                                                   489                    424
Sale of servicing                                                               3,534                 17,026
Principal amortization, foreclosures and other                                    209                    335
--------------------------------------------------------------------------------------------------------------------
Total servicing out                                                             4,232                 17,785
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at end of period                                      9,770                  9,266
--------------------------------------------------------------------------------------------------------------------
Subservicing portfolio                                                         14,032                 19,585
--------------------------------------------------------------------------------------------------------------------
Total servicing portfolio at end of period                           $         23,802         $       28,851
--------------------------------------------------------------------------------------------------------------------

     The significant increase in 1998 mortgage loan production and modest increase in payoffs reflects lower market interest rates and a corresponding increase in refinance activity throughout the first quarter of 1998 as compared to the first quarter of 1997, as well as a smaller owned servicing portfolio.

     Additional information regarding the Company's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------------
                                            March 31,               December 31,
                                              1998                      1997
--------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:        Owned    Total (a)     Owned        Total (a)
--------------------------------------------------------------------------------------
Number of loans serviced            142,496   384,358       184,289         438,261
Weighted average net servicing fee
 (at end of period)                   .401%       (c)         .420%             (c)
Weighted average interest rate        8.12%     8.28%         8.52%           8.45%
Percent delinquent (b)                7.26%     6.44%         8.40%           7.53%
--------------------------------------------------------------------------------------

(a) Includes loans subserviced for others having a principal balance of $14,032 million and $14,919 million as of March 31, 1998 and December 31, 1997, respectively.
(b)  Includes loans in process of foreclosure.
(c) This amount would be calculated as a combination of two different measurements, the net servicing fee earned on the Company's owned servicing portfolio and the subservicing fee earned on its subservicing portfolio, which is not calculated as a percentage of the outstanding principal balance serviced, and therefore, would not be meaningful.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     REVENUE- Mortgage servicing revenue decreased to $22.5 million from $29.6 million in the first quarter of 1998 as compared to the first quarter of 1997. The decrease in mortgage servicing revenue is primarily the result of the February 1997 servicing sale, slightly offset by increased subservicing revenue generated from the sale. The subservicing fees, however, are significantly lower than the servicing fees earned on the Company's owned servicing portfolio. Amortization of capitalized servicing increased $5.3 million during the first quarter of 1998 from the comparable 1997 period. Amortization includes a $1.5 million increase to the valuation allowances for impairment of the Company's capitalized servicing asset in 1998 and is net of a recovery of $6.5 million of the valuation allowances in 1997. Excluding the effects of these items, amortization expense decreased to $13.2 million from $15.9 million for the quarters ended March 31, 1998 and 1997, respectively. This decrease in amortization expense is primarily the result of a smaller average servicing asset due to the February 1997 servicing sale partially offset by increased amortization rates due to higher market consensus prepayment rates during the first quarter of 1998 as compared to the first quarter of 1997.

     The Company recorded a net gain on its financial instruments of $1.7 million for the first quarter of 1998 compared to a net loss of $6.1 million for the same 1997 period. The 1998 net gain includes realized gains of $1.8 million from cash flows received and unrealized losses of $.1 million due to a net decrease in the fair market value of the various financial instruments. The 1997 net loss includes realized losses of $.2 million from cash flows paid and $5.9 million of unrealized losses due to a net decrease in the fair market value of the various instruments.

     Interest income increased to $17.8 million in the first quarter of 1998 from $9.3 million in the first quarter of 1997. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in the average mortgage loans receivable inventory. Interest expense was $15.3 million and $8.0 million for the quarters ended March 31, 1998 and 1997, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1998 production, slightly offset by the effects of the early retirement of medium-term notes in the second quarter of 1997.

     The Company realized a net investment gain of $2.0 million for the quarter ended March 31, 1998 compared to a net investment loss of $.1 million for the comparable 1997 period. The 1998 amount is primarily the result of a realized gain from the distribution received on a partnership investment. The 1997 amount is primarily the result of the write-down of certain investments to realizable value.

     In mid-March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American") and several of its subsidiaries approved a corporate restructuring plan that strengthened the Company by increasing its stockholders' equity. The most significant part of the plan was the contribution of the Company's investment in FSA by White Mountains Holdings, Inc. ("White Mountains"). As a result, the Company recognized $3.1 million and $.2 million of equity in earnings of FSA for the quarters ended March 31, 1998 and 1997, respectively.

     Net gain on sale of mortgages increased to $16.7 million from $7.9 million for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This increase is primarily the result of increased capitalized originated mortgage servicing rights ("OMSR") income resulting from the increase in mortgage loan production and the corresponding increase in mortgage loan sales volumes in the first quarter of 1998 as compared to the first quarter of 1997.

     The Company recorded an $8.1 million pretax gain on sales of servicing during the first quarter of 1998, which reflects the sales of the rights to service approximately $3.5 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales. The Company recorded a $3.2 million pretax loss from the sale of the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio and the related assumption of subservicing in the first quarter of 1997.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     EXPENSES - Salaries and employee benefits expense was $16.9 million and $13.8 million for the quarters ended March 31, 1998 and 1997, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       March 31,
------------------------------------------------------------------------------------------
(in thousands)                                                   1998             1997
------------------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense               $24,992          $17,173
GAAP net origination revenues                                    (8,088)          (3,405)
------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                     $16,904          $13,768
------------------------------------------------------------------------------------------

     An increase in loan origination revenues, reflecting increased retail mortgage loan production during the first quarter of 1998 as compared to the first quarter of 1997, partially offset the increase in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenue, salaries and employee benefits expense increased 46%. This increase primarily reflects the increase in loan officer commissions associated with the significant increase in mortgage loan production for the three month period ended March 31, 1998 as compared to the same 1997 period.

     The Company's income tax provision for the first quarter of 1997 includes an additional provision for the effect of the February 1997 servicing sale.

     During the fourth quarter of 1996, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Currently, the project is substantially complete and unit tested, with an estimated completion date in the second quarter of 1998. At that time, testing of the full system will begin and is estimated to be completed well before the end of 1998. The cost of achieving year 2000 compliance is estimated to be less than $2.0 million above the cost of normal software upgrades and replacements. As of March 31, 1998 approximately $1.1 million had been spent on the project, of which approximately $.1 million was incurred during the first quarter of 1998.

     The Company has initiated formal communications with all of its significant business partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have an adverse effect on the Company's systems.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash flow requirements relate to funding mortgage loan production and investments in mortgage servicing rights. To meet these financing needs, the Company relies on short-term credit facilities, medium and long-term debt, early funding programs and cash flow from operations. The Company also generates cash from sales of mortgage servicing rights. Management believes capital resources will be sufficient to meet the Company's operating needs as well as to fund maturing medium and long-term debt.

     Senior and subordinated debt consists of the following:

--------------------------------------------------------------------------------------------------------
                                                                    March 31,              December 31,
(in thousands)                                                        1998                     1997
--------------------------------------------------------------------------------------------------------
Credit agreements, weighted average interest rates
 of 6.46% and 6.34% as of March 31, 1998 and
 December 31, 1997, respectively                                    $667,507                 $569,470
8.875% medium-term notes due October 15, 2001                         18,723                   18,723
9.0% debentures due June 1, 2012                                     100,000                  100,000
9.375% subordinated debentures due December 31, 2025                  55,976                   55,976
Less unamortized discount,
 premium and issuance costs (net)                                     (2,074)                  (2,110)
--------------------------------------------------------------------------------------------------------
Total senior and subordinated debt                                  $840,132                 $742,059
--------------------------------------------------------------------------------------------------------

     In March 1998, the Company increased and amended its $600.0 million secured revolving credit agreement. The Company exercised its right under the agreement to request additional commitments, with bank concurrence, increasing its available revolving facility to $701.0 million to meet higher borrowing requirements resulting from increased production volumes. The provisions of the amendment allow the Company to more fully utilize the facility by easing its restrictions with respect to the Company's use of its subprime production as collateral and its repurchase of delinquent loans out of mortgage pools. Borrowings under the facility are secured primarily by the Company's mortgage loans receivable and pool loan purchases. The revolving credit facility expires on July 24, 1998. As of March 31, 1998 and December 31, 1997, the Company had $655.0 million and $559.0 million outstanding under this facility, respectively.

     The Company must comply with certain financial covenants provided in its secured revolving credit facility, including restrictions relating to tangible net worth and leverage. In addition, the secured facility contains certain covenants which limit the Company's ability to pay dividends or make distributions of its capital in excess of preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants.

     In May 1998, the Company entered into a new secured credit agreement for purposes of financing the origination or acquisition of subprime and high loan-to-value ("LTV") loans. Under this agreement, the Company may borrow up to $175.0 million through April 29, 1999. Borrowings under this facility are secured by the underlying loans. The Company must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage.

     In April 1998, Central Pacific Mortgage Company ("Central Pacific"), a wholly-owned subsidiary of the Company, replaced its existing $15.0 million unsecured revolving credit agreement with a new mortgage warehousing agreement under which it can borrow up to $25.0 million through April 15, 1999. Borrowings under this new facility are secured by the underlying loans, as each advance under this facility will be used to finance the origination or acquisition of mortgage loans and holding of such loans until they are sold, delivered or pledged with the issuance of agency or other mortgage-backed securities.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Central Pacific must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage. As of March 31, 1998 and December 31, 1997, there was $12.5 million and $10.5 million outstanding under the unsecured credit agreement, respectively.

      The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. In March 1998, the Company paid dividends on its common stock totaling $25.0 million. The Company did not declare any dividends on its common stock for the three months ended March 31, 1997.

     In March 1998, the Company sold the rights to service approximately $3.5 billion of its nonrecourse mortgage servicing portfolio to third parties for net proceeds of $76.1 million. The Company used the initial proceeds received from the sales totaling $39.7 million for general corporate purposes. The remaining balance of $36.4 million is included in other assets in the consolidated statement of condition as of March 31, 1998.

     In February 1997, the Company sold $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party for adjusted proceeds of $266.9 million. The Company has used the proceeds of $246.6 million received from the sale through March 31, 1998 to reduce outstanding short-term debt and to retire $119.6 million of its 8.875% medium-term notes. The remaining balance of $23.5 million, including accrued interest, is included in other assets in the consolidated statement of condition as of March 31, 1998. The Company is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity or (iv) any combination of the foregoing.

     The Company invests in various financial instruments in order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity that can occur with decreases in market interest rates. See Note 4 to the consolidated financial statements for further discussion.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 a. Exhibits:

       Exhibit
          No.            Description
       --------      -----------------------
           27        Financial Data Schedule


 b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1998.

 (i) January 26, 1998: Reported Distribution Date Statements for January 25, February 1, February 1, and January 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

 (ii) January 26, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of January 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

 (iii) February 25, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of February 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

 (iv) February 27, 1998: Reported Distribution Date Statements for February 25, March 1, March 1,and February 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

 (v) March 24, 1998: Reported Distribution Date Statements for March 25, March 25, April 1, April 1, and March 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1,
       respectively.

 (vi) March 25 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of March 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        SOURCE ONE MORTGAGE SERVICES CORPORATION
                                        ----------------------------------------
                                                      (Registrant)









DATE:  MAY 15, 1998                     /S/ MICHAEL  C. ALLEMANG
-------------------                     ----------------------------------------
                                        Michael C. Allemang
                                        Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer and Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.             DESCRIPTION
-----------             -----------
    27                  Financial Data Schedule