Form 10-Q
period 1998-06-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1998-08-14
CIK 801543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________
                         Commission file number 1-12898


                    SOURCE ONE MORTGAGE SERVICES CORPORATION



             (Exact name of registrant as specified in its charter)



                 Delaware                                    38-2011419
           (State or other juridiction of                 (I.R.S. employer
           incorporation or organization                  identification


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
                                       ----    -----

As of August 14, 1998, the number of shares of the Registrant's Common Stock outstanding was 3,211,811.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                      PAGE NO.

      ITEM 1. FINANCIAL STATEMENTS
      Consolidated Statements of Condition
      June 30, 1998 (Unaudited) and December 31, 1997..............................    2

      Consolidated Statements of Income (Unaudited),
      Six Months and Three Months Ended June 30, 1998 and 1997.....................    3

      Consolidated Statements of Comprehensive Income (Unaudited),
      Six Months and Three Months Ended June 30, 1998 and 1997.....................    4

      Consolidated Statements of Cash Flows (Unaudited),
      Six Months Ended June 30, 1998 and 1997......................................    5

      Notes to Consolidated Financial Statements (Unaudited).......................  6-8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS.................................................... 9-18

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   19

PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................   20
      SIGNATURES...................................................................   21


       FORM 10-Q
       Source One Mortgage Services Corporation and Subsidiaries

       ITEM 1. FINANCIAL STATEMENTS

       CONSOLIDATED STATEMENTS OF CONDITION
       (in thousands, except for share and per share amounts)

       ----------------------------------------------------------------------------------------------------------
                                                                                 June 30,          December 31,
                                                                                   1998               1997
       ----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
        ASSETS
        Cash                                                                   $       3,519     $       3,134
        Investments                                                                   64,503            86,239
        Investment in unconsolidated affiliate (net)                                 243,972           192,137
        Mortgage loans receivable                                                    568,215           519,247
        Pool loan purchases                                                          152,857           149,791
        Loans held for investment                                                        126             5,191
        Capitalized servicing (net)                                                  204,360           181,025
        Mortgage claims receivable and real estate acquired
          (net of allowance for loan losses of $12,800)                               40,323            41,199
        Premises and equipment                                                        22,103            22,171
        Other assets                                                                 103,163           104,556
       -----------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                           $   1,403,141     $   1,304,690
       -----------------------------------------------------------------------------------------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
        Senior debt                                                            $     717,521     $     686,906
        Subordinated debt                                                             55,462            55,153
        Accounts payable and other liabilities                                       203,441           107,582
       -----------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                            976,424           849,641
       -----------------------------------------------------------------------------------------------------------
        Stockholders' Equity:
        Preferred stock, $.01 par value, 12,000,000 shares authorized,
          1,760,939 shares of 8.42% cumulative, Series A (aggregate
          liquidation preference of $25 per share) issued and
          outstanding as of June 30, 1998 and December 31, 1997                           18                18
        Common stock, $.01 par value, 8,000,000 shares authorized,
          3,211,811 shares issued and outstanding                                         32                32
        Paid-in capital                                                              382,380           462,480
        Accumulated other comprehensive income                                        71,111            41,102
        Retained deficit                                                             (26,824)          (48,583)
       -----------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                   426,717           455,049
       -----------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   1,403,141     $   1,304,690
       -----------------------------------------------------------------------------------------------------------
       See accompanying notes to consolidated financial statements.

FROM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended            Three Months Ended
                                                                      June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                1998          1997           1998         1997
-------------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                                  $   41,127     $     48,639   $    18,616    $   19,018
Amortization of capitalized servicing                          (29,446)         (25,802)      (14,761)      (16,370)
Net gain (loss) on financial instruments                         5,523           (1,740)        3,836         4,356
-------------------------------------------------------------------------------------------------------------------
   Net servicing revenue                                        17,204           21,097         7,691         7,004
-------------------------------------------------------------------------------------------------------------------
Interest income                                                 40,690           19,988        22,900        10,736
Interest expense                                               (33,476)         (16,276)      (18,141)       (8,217)
-------------------------------------------------------------------------------------------------------------------
   Net interest revenue                                          7,214            3,712         4,759         2,519
-------------------------------------------------------------------------------------------------------------------
Net realized investment gain on exchange
   of securities with affiliates                                     -              326             -             -
Net realized investment gain (loss)                              2,085             (406)           69          (300)
Equity in earnings from unconsolidated affiliate                 6,412            3,241         3,295         3,059
Net gain on sale of mortgages                                   42,154            9,260        25,459         1,341
Net gain (loss) on sale of servicing and
   assumption of subservicing                                    8,989           (4,296)          937        (1,101)
Other                                                           13,722            8,997         7,573         4,657
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                   97,780           41,931        49,783        17,179
-------------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                  36,204           26,794        19,300        13,026
Office occupancy and equipment                                   5,852            6,591         3,030         3,398
Provision for loan losses                                        1,109            2,490           265         1,594
Restructuring charges                                                -            1,728             -         1,728
Other operating expenses                                        18,495           12,900        11,125         6,517
-------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  61,660           50,503        33,720        26,263
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary loss                                           36,120           (8,572)       16,063        (9,084)
Income tax expense (benefit)                                    12,508           (2,468)        5,571        (2,793)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                         23,612           (6,104)       10,492        (6,291)
Extraordinary loss on early retirement of debt (net of
   $3,217 income tax benefit)                                        -           (5,975)            -        (5,975)
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $   23,612      $   (12,079)  $    10,492    $  (12,266)
Less dividends on preferred stock                                1,853            1,853           926           926
-------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                $   21,759      $   (13,932)  $     9,566    $  (13,192)
-------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE:
Before extraordinary loss                                   $     6.77      $     (2.91)  $      2.98    $    (2.25)
Extraordinary loss                                                   -            (2.19)            -         (1.86)
-------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share                    $     6.77      $     (5.10)  $      2.98    $    (4.11)
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


FROM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       (in thousands, except for per share amounts)
       (Unaudited)




       --------------------------------------------------------------------------------------------------------------------
                                                                            Six Months Ended        Three Months Ended
                                                                                June 30,                 June 30,
       --------------------------------------------------------------------------------------------------------------------
                                                                              1998         1997        1998          1997
       --------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                                 $  23,612    $ (12,079)   $ 10,492   $   (12,266)
       Other comprehensive income, net of tax
          Unrealized gains on investments:
          Unrealized holding gain arising during period
           (net of income tax expense of $16,159 and $7,174 for
           the six months ended June 30, 1998 and 1997, respectively
           and $6,453 and $7,226 for the three months ended
           June 30, 1998 and 1997, respectively)                            30,009       13,325      11,983        13,421
          Less: reclassification adjustment for gains included in
           net income (net of income tax expense of $114 for 1997)               -         (212)          -             -
       --------------------------------------------------------------------------------------------------------------------
       Other comprehensive income                                           30,009       13,113      11,983        13,421
       --------------------------------------------------------------------------------------------------------------------
       Comprehensive income                                                 53,621        1,034      22,475         1,155
       Less dividends on preferred stock                                     1,853        1,853         926           926
       --------------------------------------------------------------------------------------------------------------------

       Comprehensive income (loss) applicable to common stock            $  51,768    $    (819)   $ 21,549   $       229
       --------------------------------------------------------------------------------------------------------------------

       Basic comprehensive income (loss) per common share                $   16.12    $    (.30)   $   6.71   $       .07
       --------------------------------------------------------------------------------------------------------------------
       See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)



--------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                    1998            1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $    23,612    $    (12,079)
  Noncash items included in the determination of net income (loss):
   Amortization of capitalized servicing                                                   29,446          25,802
   Net unrealized loss on financial instruments                                               255           1,312
   Provision for loan losses                                                                1,109           2,490
   Depreciation and amortization                                                            1,696           2,979
   Gain on sale of financial instruments                                                   (2,087)              -
   Write-down of loans held for investment                                                      -           3,000
   Net realized (gain) loss on investments                                                 (2,085)             80
   (Gain) loss on sale of servicing                                                        (8,989)          4,296
   Gain on sale of permanent investments                                                     (849)              -
   Amortization of deferred gain on sale of servicing                                           -          (1,291)
   Undistributed earnings from unconsolidated affiliate                                    (5,667)         (3,146)
   Extraordinary loss of early retirement of debt                                               -           5,975
  Mortgage loan production                                                             (5,219,039)     (1,467,672)
  Mortgage loan sales and amortization                                                  5,170,071       1,581,241
  Net proceeds from the sale of financial instruments                                      19,371               -
  Additions to financial instruments                                                       (1,690)              -
  Net increase (decrease) in accounts payable and other liabilities                        61,543          (5,521)
  Net decrease in other assets                                                             15,192          43,867
  Net change in current and deferred income taxes receivable and payable                   11,972          (8,557)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                93,861         172,776
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Collections on and sales of pool loan purchases, mortgage claims receivable
    and real estate acquired                                                              134,800         177,018
  Additions to pool loan purchases, mortgage claims receivable and real estate
    acquired                                                                             (139,904)       (218,517)
  Additions to capitalized mortgage servicing rights                                     (122,123)        (61,087)
  Net proceeds from sale of servicing                                                      63,755         226,482
  Net proceeds from sale of permanent investments                                           7,544               -
  Additions to long-term investments                                                       (2,806)        (51,480)
  Collections on notes receivable                                                           7,000               -
  Principal payments received on long-term investments                                      3,785             385
  Net decrease in short-term investments                                                    7,154          29,369
  Net (acquisition) disposition of premises and equipment                                  (1,218)          1,670
  Net decrease in loans held for investment                                                   123           8,124
--------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities                                        (41,890)        111,964
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of commercial paper                                                   -       4,098,141
   Repayments on commercial paper                                                               -      (4,365,321)
   Net increase in credit agreement borrowings                                             30,518         101,422
   Retirement of debt                                                                           -        (129,872)
   Proceeds from issuance of common stock                                                       -          12,675
   Dividends paid                                                                         (81,953)         (1,853)
   Other                                                                                     (151)              -
--------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                                   (51,586)       (284,808)
--------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                                             385             (68)
  Cash at beginning of period                                                               3,134             923
--------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                               $     3,519   $         855
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                           5

  FORM 10-Q
  Source One Mortgage Service Corporation and Subsidiaries


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

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

  Comprehensive Income

    The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company now reports comprehensive income in a separate statement. In addition, the Company has provided a supplemental disclosure of comprehensive earnings per share. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

    The adoption of SFAS No. 128 and SFAS No. 130 resulted in a change in financial statement disclosures only and had no effect on the Company's financial position or results of operations.

  Certain Provisions of SFAS No. 125

    In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" which deferred the adoption of certain transfer and collateral provisions of SFAS No. 125 to periods beginning after December 31, 1997. The adoption of the remaining provisions of SFAS No. 125 did not have a material effect on the Company's current financial position or results of operations.

FORM 10-Q
Source One Mortgage Service Corporation and Subsidiaries

NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARD

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. The Company has not yet evaluated the impact of the adoption of SFAS No. 133.

NOTE 4.  FINANCIAL INSTRUMENTS

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

   The floors are derivative contracts which derive their value from differences between the floor rate specified in the contract and market interest rates. The cash flow from the floors is equal to the difference between the floor rate and the prevailing interest rate applied to the notional amount. Payments are made to the Company only when the prevailing interest rates are below the floor rate. The floor rates range from 4.35% to 5.35%. To the extent that prevailing interest rates decrease, the value of the floors increases, even if interest rates do not fall below the floor rate. To the extent that prevailing interest rates increase, the value of the floors decreases. However, the Company is not exposed to losses in excess of its initial investment of $2.5 million in the floors. During the second quarter of 1998, the Company sold six of its floor contracts with a carrying value of $6.7 million and a notional value of $614.6 million for proceeds of $7.7 million and a net realized gain of $1.0 million. In June 1998, the Company entered into two floor contracts with a notional value of $300.0 million for an initial investment of $1.7 million. As of June 30, 1998, the carrying value of the Company's open interest rate floor contracts totaled $2.3 million with a total notional principal amount of $400.0 million. The floors have remaining terms ranging from approximately 4.5 to 5 years.

   The P/O swaps are derivative contracts, the value of which is determined by changes in the value of the referenced P/O strip security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the market price and the remaining balance of the referenced P/O security multiplied by a floating rate indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR"). During the second quarter of 1998, the Company sold P/O swaps with a carrying value of $10.6 million and a notional value of $74 million for proceeds of $11.7 million and a net realized gain of $1.1 million. In June 1998, the Company entered into two P/O swap transactions with a total notional value of $50.0 million. As of June 30, 1998, the carrying value of the Company's P/O swap transactions totaled $2.5 million, with remaining original notional value of $74.1 million. The P/O swaps have remaining terms ranging from approximately 2.5 to 5 years.

Note 5.  BASIC NET INCOME AND COMPREHENSIVE INCOME PER SHARE

   Basic net income and comprehensive income per share amounts were computed based on 3,211,811 weighted average total number of common shares outstanding for both the six month and three month periods ended June 30, 1998. Basic net income and comprehensive income per share amounts were computed based on 2,732,174 and 3,211,811 weighted average total number of common shares outstanding for the six month and three month periods ended June 30, 1997, respectively.

       FORM 10-Q
       Source One Mortgage Service Corporation and Subsidiaries


       NOTE 6.    Supplemental Cash Flow Information

       For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

       The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:


         -----------------------------------------------------------------------------------------------------------------
         Six months ended June 30, (in thousands)                                                      1998       1997
         -----------------------------------------------------------------------------------------------------------------
         Interest paid                                                                         $     38,522  $     27,765
         -----------------------------------------------------------------------------------------------------------------
         Income taxes paid                                                                     $        346  $      5,961
         -----------------------------------------------------------------------------------------------------------------
         Noncash investing and financing activities:
           Exchange of common equity securities for shares of common stock from parent         $          -  $      2,638
           Sales of servicing rights                                                                 50,354        45,011
           Capital  contribution  from parent in exchange for investment in unconsolidated
             affiliate                                                                                    -       106,365
         -----------------------------------------------------------------------------------------------------------------

       NOTE 7. RECENT DEVELOPMENTS

       In July of 1998, the Company paid return of capital dividends on its common stock totaling $20.3 million.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion and analysis contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such difference or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (See the disclosures under "Item
1. Business - Certain Business Conditions", "Item 1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Results of Operations - Six Months Ended June 30, 1998 and 1997

  SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $23.6 million for the six months ended June 30, 1998 compared to a net loss of $12.1 million for 1997. The 1998 results include a $9.0 million pretax gain on sales of servicing to third parties and adjustments to previous sales, $6.4 million pretax equity in earnings of an unconsolidated affiliate and a $6.5 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $5.5 million net gain on financial instruments. The 1997 results include the following one-time charges recorded by the Company in the second quarter of 1997: a $9.2 million pretax extraordinary loss on the early retirement of debt, a $3.0 million pretax charge related to mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value, a $1.7 million pretax restructuring charge related to a reduction in workforce and $.7 million of other pretax miscellaneous charges. The 1997 results also include a $4.3 million pretax loss on the sale of servicing to a third party and the related assumption of subservicing, $3.2 million pretax equity in earnings of an unconsolidated affiliate, a $1.4 million pretax charge for impairment of the Company's capitalized servicing asset and a $1.7 million pretax net loss on financial instruments.

  The Company reported comprehensive income (which includes the net change in after tax unrealized gains and losses) of $53.6 million for the six months ended June 30, 1998, compared to $1.0 million for 1997. The Company's unrealized gains and losses are primarily associated with its investment in Financial Security Assurance Holdings Ltd. ("FSA") which it acquired in the first and second quarters of 1997.

  During the first half of 1998, the Company sold the rights to service approximately $4.0 billion of its nonrecourse mortgage servicing portfolio to third parties. During the first half of 1997, the Company sold the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party. The Company will continue to service the loans sold in 1997 pursuant to a subservicing agreement at least until March 1999, June 1999 and August 1999 for Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Government National Mortgage Association ("GNMA" or "Ginnie Mae"), and Federal National Mortgage Association ("FNMA" or "Fannie Mae") loans, respectively. The subservicing period can be extended for one additional year beyond these dates at the option of the purchaser.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's mortgage loan production and mortgage servicing portfolio activity for the first six months of 1998 and 1997 are summarized in the following tables:

       -------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                   June 30,
       -------------------------------------------------------------------------------------------------------------------
       MORTGAGE LOAN PRODUCTION: (in millions)                                             1998             1997
       -------------------------------------------------------------------------------------------------------------------
       BY TYPE:
         FHA/VA Insured                                                                   $  3,634         $    888
         Conventional                                                                        1,585              580
       ----------------------------------------------------------------------------------------------------------------
       Total                                                                              $  5,219         $  1,468
       ----------------------------------------------------------------------------------------------------------------
       BY SOURCE:
         Retail                                                                           $  1,438         $    593
         Wholesale                                                                           3,781              875
       ----------------------------------------------------------------------------------------------------------------
       Total                                                                              $  5,219         $  1,468
       ----------------------------------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ende
                                                                                                  June 30,
       ----------------------------------------------------------------------------------------------------------------
       MORTGAGE SERVICING PORTFOLIO: (in millions)                                            1998             1997
       ----------------------------------------------------------------------------------------------------------------
       Servicing portfolio owned at beginning of period                                   $ 11,627         $ 26,410
       Mortgage loan production                                                              5,219            1,468
       ----------------------------------------------------------------------------------------------------------------
           Total servicing in                                                                5,219            1,468
       ----------------------------------------------------------------------------------------------------------------
       Regular payoffs                                                                         809              643
       Sale of servicing                                                                     3,970           17,018
       Principal amortization, foreclosures and other                                          537              566
       ----------------------------------------------------------------------------------------------------------------
           Total servicing out                                                               5,316           18,227
       ----------------------------------------------------------------------------------------------------------------
       Servicing portfolio owned at end of period                                           11,530            9,651
       ----------------------------------------------------------------------------------------------------------------
       Subservicing portfolio                                                               13,320           18,932
       ----------------------------------------------------------------------------------------------------------------
       Total servicing portfolio at end of period                                         $ 24,850         $ 28,583
       ----------------------------------------------------------------------------------------------------------------

         The significant increase in 1998 mortgage loan production reflects lower market interest rates and a corresponding increase in refinance activity throughout the first half of 1998 compared to the first half of 1997. The modest increase in payoffs also reflects lower market interest rates and a corresponding increase in refinance activity, the effects of which were offset by a smaller average owned servicing portfolio.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Additional information regarding the Company's mortgage loan servicing portfolio is shown below:


--------------------------------------------------------------------------------------------------------------------
                                                            June 30,                        December 31,
                                                              1998                              1997
--------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:                          Owned            Total (a)        Owned          Total (a)
--------------------------------------------------------------------------------------------------------------------
Number of loans serviced                             160,049            390,211       184,289           438,261
Weighted average net servicing fee
  (at end of period)                                    .414%                (c)         .420%               (c)
Weighted average interest rate                          7.96%              8.17%         8.52%             8.45%
Percent delinquent (b)                                  7.50%              6.97%         8.40%             7.53%
--------------------------------------------------------------------------------------------------------------------


(a) Includes loans subserviced for others having a principal balance of $13,320 million and $14,919 million as of June 30, 1998 and December 31, 1997, respectively.
(b)  Includes loans in process of foreclosure.
(c) This amount is not meaningful, as it would be calculated as a combination of two different measurements: the net servicing fee earned on the Company's owned servicing portfolio, which is calculated as a percentage of the outstanding principal balance serviced; and the subservicing fee earned on the Company's subservicing portfolio, which is calculated based upon the terms of the various subservicing agreements.

   REVENUE- Mortgage servicing revenue decreased to $41.1 million in the first half of 1998 from $48.6 million in 1997. The decrease in mortgage servicing revenue is primarily a result of the 1997 and 1998 servicing sales. Amortization of capitalized servicing was $29.4 million and $25.8 million for the six months ended June 30, 1998 and 1997, respectively. Amortization includes a $6.5 million and a $1.4 million increase to the valuation allowances for impairment of the Company's capitalized servicing asset in 1998 and 1997, respectively. Excluding the effects of these items, amortization expense decreased to $22.9 million in the first half of 1998 from $24.4 million in 1997. This decrease in amortization expense is primarily the result of a smaller average servicing asset due to the 1997 and 1998 servicing sales, partially offset by an increase in the average amortization rate for 1998 due to higher market consensus prepayment rates during the first half of 1998 compared to the first half of 1997.

   The Company recorded a net gain on its financial instruments of $5.5 million for the first six months of 1998. The net gain includes a net realized gain of $2.1 million on the sales of financial instruments in the second quarter and realized gains of $3.7 from net cash flows received. These gains were slightly offset by unrealized losses of $.3 million due to a net decrease in the fair market value of the remaining financial instruments. The Company recorded a net loss on its financial instruments of $1.7 million for the first six months of 1997. The 1997 net loss includes realized losses of $.4 million from net cash flows paid and $1.3 million of unrealized losses due to a net decrease in the fair market value of the various instruments.

   Interest income increased to $40.7 million in the first six months of 1998 from $20.0 million in the first six months of 1997. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in the average mortgage loans receivable inventory. Interest expense was $33.5 million and $16.3 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1998 production and an increase in the cost of borrowings due to the Company's inability to issue commercial paper, slightly offset by the effect of the early retirement of medium-term notes in the second quarter of 1997.

   The Company realized a net investment gain of $2.1 million for the six months ended June 30, 1998 compared to a net investment loss of $.1 million for the comparable 1997 period. The 1998 amount is primarily the result of a realized gain from the distribution received on a partnership investment. The 1997 amount is primarily the result of the write-down of certain investments to realizable value.

  FORM 10-Q
  Source One Mortgage Services Corporation and Subsidiaries

  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In mid-March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American") and several of its subsidiaries approved a corporate restructuring plan that strengthened the Company by increasing its stockholders' equity. The most significant part of the plan was the contribution by White Mountains Holdings, Inc. ("White Mountains") of its investment in FSA to the Company in exchange for shares of the Company's common stock. The Company recognized $6.4 million and $3.2 million of equity in earnings of FSA as a result of its investment for the six months ended June 30, 1998 and 1997, respectively.

    Net gain on sale of mortgages increased to $42.2 million in the first half of 1998 from $9.3 million in the comparable 1997 period. This increase is primarily the result of increased mortgage loan sales volumes and the corresponding increase in capitalized originated mortgage servicing rights ("OMSR") income and gains on mortgage sales resulting from increased mortgage loan production in 1998. The 1997 net gain on sale of mortgages also reflects a $3.0 million pretax charge in the second quarter of 1997 relating to the Company's mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value.

    The Company recorded a $9.0 million pretax gain on sales of servicing during the first half of 1998, which reflects the sales of the rights to service approximately $4.0 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales. The Company recorded a $4.3 million pretax loss from the sale of the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio and the related assumption of subservicing in the first half of 1997.

    Other revenue was $13.7 million and $9.0 million for the six months ended June 30, 1998 and 1997, respectively. The increase in other revenue primarily reflects an increase in ancillary production income associated with the increase in production volumes in 1998.

    EXPENSES - Salaries and employee benefits expense was $36.2 million and $26.8 million for the six months ended June 30, 1998 and 1997, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:




       -------------------------------------------------------------------------------------------------
                                                                               Six Months Ended
                                                                                    June 30,
       -------------------------------------------------------------------------------------------------
       (in thousands)                                                       1998                 1997
       -------------------------------------------------------------------------------------------------
       Unadjusted salaries and employee benefits expense       $          53,213    $          34,587
       GAAP net origination revenues                                     (17,009)              (7,793)
       -------------------------------------------------------------------------------------------------
       GAAP salaries and employee benefits expense             $          36,204    $          26,794
       -------------------------------------------------------------------------------------------------

     An increase in loan origination revenues, reflecting the significant increase in retail mortgage loan production during the first half of 1998 as compared to the first half of 1997, partially offset the increase in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenue, salaries and employee benefits expense increased 54%. This increase is primarily due to the increase in loan officer commissions associated with the significant increase in mortgage loan production.

     The provision for loan losses was $1.1 million and $2.5 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in the provision is primarily due to lower loss volumes during the first six months of 1998 compared to the first six months of 1997. In addition, the 1997 provision includes a $.4 million charge related to the sale of commercial real estate owned property in the second quarter of 1997.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In April 1997, the Company's management approved and implemented a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan, the Company reduced its workforce, primarily in overhead areas, by approximately 100 employees during the second quarter to bring its overhead costs in line with its production and servicing operations. As a result, the Company recognized restructuring charges totaling $1.7 million during the second quarter of 1997.

   Other operating expenses were $18.5 million and $12.9 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase in 1998 is primarily due to increased loan processing expense related to increased production volumes and additional travel, advertising and promotional expenses incurred in 1998 related to the Company's subprime and high loan-to-value ("LTV") business entered into during the third quarter of 1997.

   The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, on the early retirement of $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001 in the second quarter 1997.

   The Company's income tax provision for the first half of 1997 includes an additional provision for the effect of the February 1997 servicing sale.

  FORM 10-Q
  Source One Mortgage Services Corporation and Subsidiaries

  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

    SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $10.5 million for the three months ended June 30, 1998 compared to a net loss of $12.3 million for 1997. The 1998 results include a $.9 million pretax gain on the sale of servicing to a third party and adjustments to previous sales, $3.3 million pretax equity in earnings of an unconsolidated affiliate and a $5.0 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $3.8 million net gain on financial instruments. The 1997 results include the following one-time charges recorded by the Company in the second quarter of 1997: a $9.2 million pretax extraordinary loss on the early retirement of debt, a $3.0 million pretax charge related to mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value, a $1.7 million pretax restructuring charge related to a reduction in workforce and $.7 million of other pretax miscellaneous charges. The second quarter 1997 results also include a $1.1 million pretax adjustment to the loss on the sale of servicing to a third party and the related assumption of subservicing, $3.1 million pretax equity in earnings of an unconsolidated affiliate and a $7.1 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $4.4 million pretax net gain on financial instruments.

    The Company reported comprehensive income (which includes the net change in after tax unrealized gains and losses) of $22.5 million for the three months ended June 30, 1998, compared to $1.1 million for 1997. The Company's unrealized gains are associated with its investment in FSA.

    The Company's mortgage loan production and mortgage servicing portfolio activity for the three months ended June 30, 1998 and 1997 are summarized in the following tables:


  -------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   June 30,
  -------------------------------------------------------------------------------------
  MORTGAGE LOAN PRODUCTION: (in millions)                     1998           1997
  -------------------------------------------------------------------------------------
  BY TYPE:
    FHA/VA Insured                                         $    2,066     $     518
    Conventional                                                  778           309
  -------------------------------------------------------------------------------------
  Total                                                    $    2,844     $     827
  -------------------------------------------------------------------------------------
  BY SOURCE:
    Retail                                                 $      751     $     325
    Wholesale                                                   2,093           502
  -------------------------------------------------------------------------------------
  Total                                                    $    2,844     $     827
  -------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                                    June 30,
  --------------------------------------------------------------------------------------
    MORTGAGE SERVICING PORTFOLIO: (in millions)               1998            1997
  --------------------------------------------------------------------------------------
    Servicing portfolio owned at beginning of period       $    9,770      $  9,266
    Mortgage loan production                                    2,844           827
  --------------------------------------------------------------------------------------
      Total servicing in                                        2,844           827
  --------------------------------------------------------------------------------------
    Regular payoffs                                               320           219
    Sale of servicing                                             436             -
    Principal amortization, foreclosures and other                328           223
  ---------------------------------------------------------------------------------------
      Total servicing out                                       1,084           442
  ---------------------------------------------------------------------------------------
    Servicing portfolio owned at end of period                 11,530         9,651
  ---------------------------------------------------------------------------------------
    Subservicing portfolio                                     13,320        18,932
  ---------------------------------------------------------------------------------------
         Total servicing portfolio at end of period        $   24,850     $  28,583
  ---------------------------------------------------------------------------------------

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The significant increase in 1998 mortgage loan production and payoffs reflects lower market interest rates and a corresponding increase in refinance activity throughout the second quarter of 1998 compared to the second quarter of 1997.

   REVENUE- Mortgage servicing revenue was $18.6 million and $19.0 million for the three months ended June 30, 1998 and 1997, respectively. Amortization of capitalized servicing was $14.8 million and $16.4 million for the second quarters ended June 30, 1998 and 1997, respectively. Amortization includes a $5.0 million and a $7.1 million increase to the valuation allowances for impairment of the Company's capitalized servicing asset in 1998 and 1997, respectively. Excluding the effects of these items, amortization expense slightly increased to $9.8 million from $9.3 million for the quarters ended June 30, 1998 and 1997, respectively. The impairment charges are a result of increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's capitalized servicing asset from the quarters ended March 31, 1998 and 1997.

   The Company recorded a net gain on its financial instruments of $3.8 million and $4.4 million for the second quarters ended June 30, 1998 and 1997, respectively. The 1998 net gain includes a net realized gain of $2.1 million from the sales of financial instruments in the second quarter and realized gains of $1.9 million from net cash flows received. These gains were slightly offset by unrealized losses of $.2 million due to a net decrease in the fair market value of the remaining financial instruments. The 1997 net gain includes realized losses of $.2 million from net cash flows paid and $4.6 million of unrealized gains due to a net increase in the fair market value of the various instruments.

   Interest income increased to $22.9 million in the second quarter of 1998 from $10.7 million in 1997. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in the average mortgage loans receivable inventory. Interest expense was $18.1 million and $8.2 million for the three months ended June 30, 1998 and 1997, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1998 production and an increase in the cost of borrowings due to the Company's inability to issue commercial paper.

   Net gain on sale of mortgages increased to $25.5 million for the second quarter of 1998 from $1.3 million in the comparable 1997 period. This increase is primarily the result of increased mortgage loan sales volumes and the corresponding increase in capitalized originated mortgage servicing rights ("OMSR") income and gains on mortgage sales resulting from increased mortgage loan production in 1998. In addition, the 1997 gain reflects a $3.0 million pretax charge in the second quarter of 1997 relating to the Company's mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value.

   The Company recorded an $.9 million pretax gain on sales of servicing during the second quarter of 1998, which reflects the sale of the rights to service approximately $.5 billion of the Company's nonrecourse mortgage servicing portfolio to a third party and adjustments to previous servicing sales. The Company recorded an additional $1.1 million pretax loss from the sale of the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio and the related assumption of subservicing in the second quarter of 1997.

   Other revenue was $7.6 million and $4.7 million for the three months ended June 30, 1998 and 1997, respectively. The increase in other revenue primarily reflects an increase in ancillary production income associated with the increase in production volumes in 1998.

  FORM 10-Q
  Source One Mortgage Services Corporation and Subsidiaries

  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    EXPENSES - Salaries and employee benefits expense was $19.3 million and $13.0 million for the three months ended June 30, 1998 and 1997, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

  -----------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            June 30,
  -----------------------------------------------------------------------------------------------
  (in thousands)                                                         1998            1997
  -----------------------------------------------------------------------------------------------
  Unadjusted salaries and employee benefits expense             $      28,221    $     17,414
  GAAP net origination revenues                                        (8,921)         (4,388)
  -----------------------------------------------------------------------------------------------
  GAAP salaries and employee benefits expense                   $      19,300    $     13,026
  -----------------------------------------------------------------------------------------------

    An increase in loan origination revenues, reflecting increased retail mortgage loan production during the second quarter of 1998 as compared to the second quarter of 1997, partially offset the increase in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenue, salaries and employee benefits expense increased 62%. This increase is primarily due to the increase in loan officer commissions associated with the significant increase in mortgage loan production.

    The provision for loan losses was $.3 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively. The decrease in the provision is primarily due to lower loss volumes during the second quarter of 1998, as compared to the second quarter of 1997. In addition, the 1997 provision includes a $.4 million charge related to the sale of a commercial real estate owned property in the second quarter of 1997.

    The Company recorded $1.7 million in restructuring charges in the second quarter of 1997 as a result of a restructuring plan implemented in April 1997.

    Other operating expenses were $11.1 million and $6.5 million for the three month periods ended June 30, 1998 and 1997, respectively. The increase in 1998 is primarily due to increased loan processing expense related to increased production volumes and additional travel, advertising and promotional expenses incurred in 1998 related to the Company's subprime and high LTV business entered into during the third quarter of 1997.

    The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, on the early retirement of $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001 in the second quarter 1997.

    The Company's income tax provision for the second quarter of 1997 includes an additional provision for the effect of the February 1997 servicing sale.

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

   Senior and subordinated debt consists of the following:




-------------------------------------------------------------------------------------------------------
                                                                        June 30,         December 31,
(in thousands)                                                            1998               1997
-------------------------------------------------------------------------------------------------------
Credit agreements, weighted average interest rates
  of 6.36% and 6.34% as of June 30, 1998 and
  December 31, 1997, respectively                                    $     599,988    $      569,470
8.875% medium-term notes due October 15, 2001                               18,723            18,723
9.0% debentures due June 1, 2012                                           100,000           100,000
9.375% subordinated debentures due December 31, 2025                        55,976            55,976
Less unamortized discount,
  premium and issuance costs (net)                                          (1,705)           (2,110)
-----------------------------------------------------------------------------------------------------
Total senior and subordinated debt                                   $     772,982    $      742,059
-----------------------------------------------------------------------------------------------------

   In March 1998, the Company increased and amended its $600.0 million secured revolving credit agreement. The Company exercised its right under the agreement to request additional commitments, with bank concurrence, increasing its available revolving facility to $701.0 million to meet higher borrowing requirements resulting from increased production volumes. The provisions of the amendment allow the Company to more fully utilize the facility by easing its restrictions with respect to the Company's use of its subprime production as collateral and its repurchase of delinquent loans out of mortgage pools. Borrowings under the facility are secured primarily by the Company's mortgage loans receivable and pool loan purchases. As of June 30, 1998 and December 31, 1997, the Company had $574.0 million and $559.0 million outstanding under this facility, respectively.

   On July 10, 1998, the Company amended and restated this secured credit agreement to increase its borrowing capacity and flexibility. The provisions of the amended agreement increase its borrowing capacity from $701.0 million to $800.0 million, which will allow the Company to finance planned growth in production and servicing. The provisions also allow the Company to more fully utilize the facility by easing its restrictions with respect to the Company's use of its high LTV mortgage loans and non-conforming second mortgage loans as collateral and increasing the collateral value of the Company's mortgage-backed-security ("MBS") pools. The revolving credit facility expires on July 9, 1999.

   The Company must comply with certain financial covenants provided in its secured revolving credit facility, including restrictions relating to tangible net worth and leverage. In addition, the secured facility contains certain covenants which limit the Company's ability to pay dividends or make distributions of its capital. The limits do not apply to preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants.

   In July 1998, the Company entered into an additional secured credit agreement to be used for working capital and general corporate purposes, including the funding of mortgage loans. Under this agreement, the Company may borrow up to $35.0 million through July 9, 1999. Borrowings under this facility are secured by the Company's investment in FSA common stock. The Company must comply with certain financial convenants provided in the agreement, including restrictions relating to tangible net worth and leverage. The Company is currently in compliance with all such covenants.

   FORM 10-Q
   Source One Mortgage Service Corporation and Subsidiaries

   MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In May 1998, the Company entered into a new secured credit agreement for purposes of financing the origination or acquisition of subprime and high LTV loans. Under this agreement, the Company may borrow up to $175.0 million through April 29, 1999. Borrowings under this facility are secured by the underlying loans. As of June 30, 1998, the company had $5.8 million outstanding under this facility. The Company must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage. The Company is currently in compliance with all such covenants.

     In April 1998, Central Pacific Mortgage Company ("Central Pacific"), a wholly-owned subsidiary of the Company, replaced its existing $15.0 million unsecured revolving credit agreement with a new mortgage warehousing agreement under which it can borrow up to $25.0 million through April 15, 1999. Borrowings under this new facility are secured by the underlying loans, as each advance under this facility will be used to finance the origination or acquisition of mortgage loans and holding of such loans until they are sold, delivered or pledged with the issuance of agency or other mortgage-backed securities. As of June 30, 1998 and December 31, 1997, there was $20.2 million and $10.5 million outstanding under these credit agreements, respectively. Central Pacific must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage. Central Pacific is currently in compliance with all such covenants.

     The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company paid dividends on its common stock totaling $80.1 million for the six months ended June 30, 1998 which have been reflected as reductions in paid-in capital. The Company did not declare any dividends on its common stock for the six months ended June 30, 1997.

     During the first six months of 1998, the Company sold the rights to service approximately $4.0 billion of its nonrecourse mortgage servicing portfolio to third parties for net proceeds of $86.4 million. The Company used the initial proceeds received from the sales totaling $59.8 million for general corporate purposes. The remaining balance of $26.6 million is included in other assets in the consolidated statement of condition as of June 30, 1998.

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

   YEAR 2000 COMPLIANCE

     During the fourth quarter of 1996, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Currently, the project is 100% unit tested and 50% application tested, with an estimated completion date of year end 1998. The cost of achieving year 2000 compliance is estimated to be less than $2.0 million above the cost of normal software upgrades and replacements. As of June 30, 1998 approximately $1.2 million had been spent on the project, of which approximately $.2 million was incurred during the first half of 1998.

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

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank nor a thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 3.

       FORM 10-Q
       Source One Mortgage Services Corporation and Subsdiaries

       PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K

       a. Exhibits:

             Exhibit

               No.              Description
             ------        -----------------------
               27          Financial Data Schedule


       Data Schedule

       b. Form 8-K: The Company filed seven current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1998.

       (i) April 23, 1998: Reported Distribution Date Statements for April 25, May 1, May 1, and April 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1,
             respectively.

       (ii) April 27, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of April 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

       (iii) May 22, 1998: Reported Distribution Date Statements for May 25, June 1, June 1, and May 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1,
             respectively.

       (iv) May 26, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of May 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

       (v)   June 23, 1998: Under Item 5 as exhibits:

             First Amendment to Third Amended and Restated Revolving Credit Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority Inc., and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.

             Master Loan and Security Agreement dated as of May 1, 1998 between Source One Mortgage Services Corporation and Greenwich Capital Financial Products, Inc.

             New/Modified Commitment Supplement dated as of March 25, 1998 to Third Amended and Restated Revolving Credit Agreement dated as of July 25, 1997 by and among Source One Mortgage Services Corporation, The Mortgage Authority, Inc. and Central Pacific Mortgage Company (subsidiaries of Source One Mortgage Services Corporation), and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.

       (vi) June 23, 1998: Reported Distribution Date Statements for June 25, June 25, July 1, July 1, and June 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

       (vii) June 25, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of June 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiries



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                  SOURCE ONE MORTGAGE SERVICES CORPORATION
                                  ----------------------------------------
                                                (Registrant)







DATE:  AUGUST 14, 1998          /S/ MICHAEL C. ALLEMANG
----------------------          ------------------------
                                    Michael C. Allemang
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
------- --                     -----------

   27                          Financial Data Schedule