Form 10-Q
period 1998-09-30
SOURCE ONE MORTGAGE SERVICES CORP
filed 1998-11-16
CIK 801543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

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

As of November 13, 1998, the number of shares of the Registrant's Common Stock outstanding was 3,211,881.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                             PAGE NO.
      ITEM 1. FINANCIAL STATEMENTS
      Consolidated Statements of Condition
      September 30, 1998 (Unaudited) and December 31, 1997.......................................................2

      Consolidated Statements of Income (Unaudited),
      Nine Months and Three Months Ended September 30, 1998 and 1997.............................................3

      Consolidated Statements of Comprehensive Income (Unaudited),
      Nine Months and Three Months Ended September 30, 1998 and 1997.............................................4

      Consolidated Statements of Cash Flows (Unaudited),
      Nine Months Ended September 30, 1998 and 1997..............................................................5

      Notes to Consolidated Financial Statements (Unaudited)...................................................6-8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...............................................................................9-20

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................21

PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................22
      SIGNATURES................................................................................................23

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                             September 30,             December 31,
                                                                                     1998                     1997
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
Cash                                                                       $    26,216                 $     3,134
Investments                                                                     83,366                      86,239
Investment in unconsolidated affiliate (net)                                   204,693                     192,137
Mortgage loans receivable                                                      540,337                     519,247
Pool loan purchases                                                            205,823                     149,791
Loans held for investment                                                          592                       5,191
Capitalized servicing (net)                                                    183,254                     181,025
Mortgage claims receivable and real estate acquired
  (net of allowance for loan losses of $12,800)                                 38,900                      41,199
Premises and equipment                                                          22,604                      22,171
Other assets                                                                   110,681                     104,556
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 1,416,466                 $ 1,304,690
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior debt                                                                $   792,714                 $   686,906
Subordinated debt                                                               55,616                      55,153
Accounts payable and other liabilities                                         181,619                     107,582
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            1,029,949                     849,641
==================================================================================================================
Stockholders' Equity:
Preferred stock, $.01 par value, 12,000,000 shares authorized, 1,760,939 shares of 8.42% cumulative, Series A (aggregate liquidation preference of $25 per share) issued and
  outstanding as of September 30, 1998 and December 31, 1997                        18                          18
Common stock, $.01 par value, 8,000,000 shares authorized,
  3,211,811 shares issued and outstanding                                           32                          32
Paid-in capital                                                                360,806                     462,480
Accumulated other comprehensive income                                          43,434                      41,102
Retained deficit                                                               (17,773)                    (48,583)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     386,517                     455,049
==================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,416,466                 $ 1,304,690
==================================================================================================================
See accompanying notes to consolidated financial statements

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended           Three Months Ended
                                                                    September 30,               September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                 1998          1997           1998         1997
---------------------------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                                     $  59,588     $  69,380   $    18,461    $   20,741
Amortization of capitalized servicing                            (52,313)      (46,450)      (22,867)      (20,648)
Net gain on financial instruments                                 22,359         4,286        16,836         6,026
------------------------------------------------------------------------------------------------------------------
   Net servicing revenue                                          29,634        27,216        12,430         6,119
------------------------------------------------------------------------------------------------------------------
Interest income                                                   61,887        32,020        21,197        12,032
Interest expense                                                  51,335        25,067        17,859         8,791
------------------------------------------------------------------------------------------------------------------
   Net interest revenue                                           10,552         6,953         3,338         3,241
------------------------------------------------------------------------------------------------------------------
Net realized investment gain on exchange
   of securities with affiliates                                       -           326             -             -
Net realized investment gain (loss)                                2,151          (706)           66          (300)
Equity in earnings from unconsolidated affiliate                  10,103         6,312         3,691         3,071
Net gain on sale of mortgages                                     63,921        15,740        21,767         6,480
Net gain (loss) on sale of servicing and
   assumption of subservicing                                     10,373        (4,296)        1,384             -
Other                                                             21,922        13,771         8,200         4,774
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    148,656        65,316        50,876        23,385
------------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                    56,267        40,328        20,063        13,534
Office occupancy and equipment                                     9,068         9,351         3,216         2,760
Provision for loan losses                                          3,174         3,203         2,065           713
Restructuring charges                                                  -         1,728             -             -
Other operating expenses                                          28,802        17,837        10,307         4,937
------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                    97,311        72,447        35,651        21,944
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary loss                                             51,345        (7,131)       15,225         1,441
Income tax expense (benefit)                                      17,755        (2,115)        5,247           353
------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                           33,590        (5,016)        9,978         1,088
Extraordinary loss on early retirement of debt (net of
   $3,217 income tax benefit)                                          -        (5,975)            -             -
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              $  33,590     $ (10,991)   $    9,978    $    1,088
Less dividends on preferred stock                                  2,780         2,780           927           927
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                   $  30,810     $ (13,771)   $    9,051    $      161
------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE:
Before extraordinary loss                                      $    9.59     $   (2.70)   $     2.82    $      .05
Extraordinary loss                                                     -         (2.06)            -             -
------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share                       $    9.59     $   (4.76)   $     2.82    $      .05
------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except for per share amounts)
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                      Nine Months Ended        Three Months Ended
                                                                         September 30,             September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                       1998         1997        1998          1997
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $33,590    $(10,991)  $  9,978    $ 1,088
Other comprehensive income (loss), net of tax
   Unrealized gains on investments:
   Unrealized holding gain (loss) arising during period
    (net of income tax expense (benefit) of $1,255 and $19,245 for the nine months ended September 30, 1998 and 1997, respectively and
    $(14,903) and $12,070 for the three months ended September 30, 1998 and 1997,
    respectively)                                                           2,332      35,741    (27,677)    22,416
   Less: reclassification adjustment for gains included in
    net income (net of income tax expense of $114 for 1997)                     -        (212)         -          -
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                           2,332      35,529    (27,677)    22,416
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                35,922      24,538    (17,699)    23,504
Less dividends on preferred stock                                           2,780       2,780        927        927
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss) applicable to common stock                    $33,142    $ 21,758   $(18,626)   $22,577
--------------------------------------------------------------------------------------------------------------------
Basic comprehensive income (loss) per common share                        $ 10.32    $   7.52   $  (5.80)   $  7.03
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                              1998            1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $    33,590   $     (10,991)
  Charges (credits) to reconcile net income (loss) to cash flows from operations:
   Amortization of capitalized servicing                                                   52,313          46,450
   Net unrealized gain on financial instruments                                           (14,039)         (4,697)
   Provision for loan losses                                                                3,174           3,203
   Depreciation and amortization                                                            2,646           4,588
   Gain on sale of financial instruments                                                   (3,462)              -
   Write-down of loans held for investment                                                      -           3,000
   Net realized (gain) loss on investments                                                 (2,151)            380
   (Gain) loss on sale of servicing                                                       (10,373)          4,296
   Gain on sale of permanent investments                                                     (849)              -
   Amortization of deferred gain on sale of servicing                                           -          (1,936)
   Undistributed earnings from unconsolidated affiliate                                    (8,969)         (6,312)
   Extraordinary loss on early retirement of debt                                               -           5,975
  Mortgage loan production                                                             (7,624,924)     (2,716,901)
  Mortgage loan sales and amortization                                                  7,603,834       2,547,805
  Net proceeds from sale of financial instruments                                          24,898               -
  Additions to financial instruments                                                       (6,090)              -
  Net increase in accounts payable and other liabilities                                   53,752          25,622
  Net decrease in other assets                                                             18,181          47,679
  Net change in current and deferred income taxes receivable and payable                   16,950          (8,400)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                        138,481         (60,239)
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Collections on and sales of pool loan purchases, mortgage claims receivable
    and real estate acquired                                                              175,519         238,986
  Additions to pool loan purchases, mortgage claims receivable and real estate
    acquired                                                                             (234,231)       (251,327)
  Additions to capitalized mortgage servicing rights                                     (178,783)       (111,140)
  Net proceeds from sale of servicing                                                     105,418         241,514
  Net proceeds from sale of permanent investments                                           7,544               -
  Additions to long-term investments                                                       (2,982)        (53,924)
  Collections on notes receivable                                                           7,000               -
  Principal payments received on long-term investments                                      3,785             852
  Net decrease in short-term investments                                                    3,157          24,756
  Net (acquisition) disposition of premises and equipment                                  (2,426)          1,553
  Net (increase) decrease in loans held for investment                                       (343)          8,188
-----------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities                                       (116,342)         99,458
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from issuance of commercial paper                                                    -       5,740,707
  Repayments on commercial paper                                                                -      (6,043,443)
  Net increase in credit agreement borrowings                                             105,397         384,590
  Retirement of debt                                                                            -        (129,872)
  Proceeds from issuance of common stock                                                        -          12,675
  Dividends paid                                                                         (104,454)         (2,780)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                                            943         (38,123)
-----------------------------------------------------------------------------------------------------------------
  Net increase in cash                                                                     23,082           1,096
  Cash at beginning of period                                                               3,134             923
-----------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                               $    26,216   $       2,019
-----------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

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

  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

COMPREHENSIVE INCOME
  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company now reports comprehensive income in a separate statement. In addition, the Company has provided a supplemental disclosure of comprehensive earnings per share. Application of SFAS No. 130 did not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

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

NOTE 4.  FINANCIAL INSTRUMENTS

  The Company invests in various financial instruments in an attempt to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of the asset which results from increased prepayment activity that can occur with decreases in market interest rates. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases, while the value of the financial instruments decreases. The financial instruments utilized by the Company include interest rate floor contracts ("floors"), interest rate ("I/R") swap agreements and principal-only ("P/O") swap agreements. These financial instruments are carried at fair value as of the balance sheet date with unrealized and realized gains and losses reported as net gain or loss on financial instruments on the income statement.

   The floors are derivative contracts which derive their value from differences between the floor rate specified in the contract and market interest rates. The cash flow from the floors is equal to the difference between the floor rate and the prevailing interest rate applied to the notional amount. Payments are made to the Company only when the prevailing interest rates are below the floor rate. Some of the floor contracts cap the payments by specifying a second rate that is less than the floor rate. If the prevailing interest rates fall below this rate, payments will not increase. To the extent that prevailing interest rates decrease, the value of the floors increases, even if interest rates do not fall below the floor rate. To the extent that prevailing interest rates increase, the value of the floors decreases. However, the Company is not exposed to losses in excess of its initial investment in the floors. During 1998, the Company sold floors with a carrying value of $8.3 million and a notional value of $814.6 million for proceeds of $11.2 million and realized a net gain of $2.9 million. During 1998, the Company entered into floor contracts with a notional value of $1.2 billion for an initial investment of $6.1 million. As of September 30, 1998, the Company's open interest rate floor contracts with a total notional principal amount of $1.1 billion had a carrying value of $9.8 million and an original cost of $5.3 million. The floors have remaining terms ranging from approximately 5 to 10 years with floor rates ranging from 3.54% to 5.05%.

  The I/R swaps are derivative contracts which entitle the Company to receive interest at a fixed rate and obligate it to pay interest at a variable rate based on a contracted notional amount. The Company's exposure to losses on the agreements is related to the differences, over the life of the contract, between the contracted fixed interest rates and the variable interest rates. During 1998, the Company entered into I/R swap agreements with a total notional value of $290.0 million. As of September 30, 1998, these I/R swap agreements had a carrying value of $2.9 million. The I/R swaps have remaining terms of 5 to 10 years.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

  The P/O swaps are derivative contracts, the value of which is determined by changes in the value of the referenced P/O strip security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the market price and the remaining balance of the referenced P/O security multiplied by a floating rate indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR"). During 1998, the Company sold P/O swaps with a carrying value of $13.1 million and an original notional value of $98.1 million for proceeds of $13.7 million and realized a net gain of $.6 million. During 1998, the Company entered into P/O swap transactions with a total notional value of $50.0 million. As of September 30, 1998, the Company's open P/O swap agreements, with original notional value of $50.0 million had a carrying value of $6.7 million. The P/O swaps have remaining terms of approximately 5 years.

NOTE 5. BASIC NET INCOME AND COMPREHENSIVE INCOME PER SHARE

  Basic net income and comprehensive income per share amounts were computed based on 3,211,811 weighted average total number of common shares outstanding for both the nine month and three month periods ended September 30, 1998. Basic net income and comprehensive income per share amounts were computed based on 2,893,833 and 3,211,811 weighted average total number of common shares outstanding for the nine month and three month periods ended September 30, 1997, respectively.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

  For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

  The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:

-----------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (in thousands)                                                1998          1997
-----------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $     56,709  $     30,488
-----------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                     $        392  $      5,980
-----------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
  Exchange of common equity securities for shares of common stock from parent         $          -  $      2,638
  Sales of servicing rights                                                                 68,321        33,011
 Capital  contribution  from parent in exchange  for  investment  in  unconsolidated
    affiliate                                                                                    -       106,365
-----------------------------------------------------------------------------------------------------------------

NOTE 7. RECENT DEVELOPMENTS

In October of 1998, the Company paid return of capital dividends on its common stock totaling $.5 million.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with (i) the condensed consolidated financial statements and the notes thereto included elsewhere in this report and (ii) the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (including the financial statements included therein). The following discussion and analysis contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such difference or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (See the disclosures under "Item 1. Business - Certain Business Conditions", "Item 1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $33.6 million for the nine months ended September 30, 1998 compared to a net loss of $11.0 million for 1997. The Company's 1998 results include a $10.4 million pretax gain on sales of servicing to third parties and adjustments to previous sales, $10.1 million pretax equity in earnings of an unconsolidated affiliate and a $21.3 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $22.4 million net gain on financial instruments. The Company's 1997 results include the following one-time charges recorded by the Company in the second quarter of 1997: a $9.2 million pretax extraordinary loss on the early retirement of debt, a $3.0 million pretax charge related to mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value, $1.7 million pretax restructuring charge related to a reduction in workforce and $.7 million pretax of other miscellaneous charges. The Company's 1997 results also include a $4.3 million pretax loss on the sale of servicing to a third party and the related assumption of subservicing, $6.3 million pretax equity in earnings of an unconsolidated affiliate and a $11.1 million pretax charge for impairment of the Company's capitalized servicing asset, which was partially offset by a $4.3 million pretax net gain on financial instruments.

  The Company reported comprehensive income (which includes the net change in after tax unrealized gains and losses) of $35.9 million for the nine months ended September 30, 1998 compared to $24.5 million for 1997. The unrealized gains and losses are primarily associated the Company's investment in Financial Security Assurance Holdings Ltd. ("FSA"), which it acquired in the first half of 1997.

  During the nine months ended September 30, 1998, the Company sold the rights to service approximately $6.8 billion of its nonrecourse mortgage servicing portfolio to third parties. During the comparable 1997 period, the Company sold the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party (the "1997 Servicing Sale") and continues to service the loans pursuant to a subservicing agreement. In early November 1998, the Company amended its subservicing agreement to extend its subservicing responsibilities for two additional years. As a result, the Company will continue to service these loans at least until March 2001, June 2001 and August 2001 for Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Government National Mortgage Association ("GNMA" or "Ginnie Mae"), and Federal National Mortgage Association ("FNMA" or "Fannie Mae") loans, respectively.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The Company's mortgage loan production and mortgage servicing portfolio activity for the first nine months of 1998 and 1997 are summarized in the following tables:

---------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
                                                                        September 30,
---------------------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION: (in millions)                              1998                1997
---------------------------------------------------------------------------------------------
BY TYPE:
  FHA/VA Insured                                                $   5,403           $   1,761
  Conventional                                                      2,222                 956
---------------------------------------------------------------------------------------------
Total                                                           $   7,625               2,717
---------------------------------------------------------------------------------------------
BY SOURCE:
  Retail                                                        $   2,072               1,013
  Wholesale                                                         5,553               1,704
---------------------------------------------------------------------------------------------
Total                                                           $   7,625           $   2,717
=============================================================================================

  In response to increased industry competition for producing and servicing conforming mortgage loans, the Company decided in late 1997 to broaden its product line by offering higher margin products. The Company began producing 203(k) (FHA home improvement) loans, manufactured housing loans, subprime loans and 125% loan-to-value ("125% LTV") second mortgage loans. The 203(k) loans and the manufactured housing loans are being sold into agency pools with servicing retained. The subprime and 125% LTV loans are being originated for a fee and sold to third parties on a servicing released basis. The Company is currently expanding its capability to service and subservice subprime loans and to subservice 125% LTV loans. Although these higher margin products are a new focus for the Company, they accounted for less than 4% of total production in the nine months ended September 30, 1998.

---------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
                                                                        September 30,
---------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO: (in millions)                          1998                1997
---------------------------------------------------------------------------------------------
Servicing portfolio owned at beginning of period                $  11,627           $  26,410
Mortgage loan production                                            7,625               2,717
---------------------------------------------------------------------------------------------
    Total servicing in                                              7,625               2,717
---------------------------------------------------------------------------------------------
Regular payoffs                                                     1,129                 914
Sale of servicing                                                   6,751              17,018
Principal amortization, foreclosures and other                        851                 767
---------------------------------------------------------------------------------------------
    Total servicing out                                             8,731              18,699
---------------------------------------------------------------------------------------------
Servicing portfolio owned at end of period                         10,521              10,428
---------------------------------------------------------------------------------------------
Subservicing portfolio                                             12,477              18,216
---------------------------------------------------------------------------------------------
Total servicing portfolio at end of period                      $  22,998           $  28,644
=============================================================================================

  The significant increase in 1998 mortgage loan production reflects lower market interest rates and a corresponding increase in refinance activity throughout the first nine months of 1998 compared to 1997. The modest increase in payoffs also reflects lower market interest rates and a corresponding increase in refinance activity, the effects of which were offset by a smaller average owned servicing portfolio.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Additional information regarding the Company's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------------------------------------------
                                                          September 30,                     December 31,
                                                              1998                              1997
--------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:                         Owned         Total (a)          Owned          Total (a)
--------------------------------------------------------------------------------------------------------------------
Number of loans serviced                             145,081            363,727       184,289           438,261
Weighted average net servicing fee
  (at end of period)                                   .418%                (c)         .420%               (c)
Weighted average interest rate                         7.83%              8.12%         8.52%             8.45%
Percent delinquent (b)                                 8.10%              7.75%         8.40%             7.53%
--------------------------------------------------------------------------------------------------------------------
(a)  Includes loans  subserviced for others having a principal  balance of $12,477 million and $14,919 million as of
     September 30, 1998 and December 31, 1997, respectively.
(b)  Includes loans in process of foreclosure.
(c)  This amount is not meaningful, as it would be calculated as a combination of two different measurements: the net servicing fee earned on the Company's owned servicing portfolio, which is calculated as a percentage of the outstanding principal balance serviced; and the subservicing fee earned on the Company's subservicing portfolio, which is calculated based upon the terms of the various subservicing agreements.

  REVENUE- Mortgage servicing revenue decreased to $59.6 million in the first nine months of 1998 from $69.4 million in 1997. The decrease in mortgage servicing revenue is primarily a result of the significant 1997 and 1998 servicing sales. Amortization of capitalized servicing was $52.3 million and $46.5 million for the nine months ended September 30, 1998 and 1997, respectively. Amortization includes a $21.3 million and a $11.1 million increase to the valuation allowances for impairment of the Company's capitalized servicing asset in 1998 and 1997, respectively. The 1998 and 1997 impairment charges are the result of increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's mortgage servicing asset from year end 1997 and 1996, respectively. Excluding the effects of impairment, amortization expense decreased to $31.0 million in the first nine months of 1998 from $35.4 million in 1997. This decrease is primarily due to the reduction in amortization of the Company's subservicing asset, related to the 1997 Servicing Sale, which coincided with the start of the second subservicing period. In December 1997, the subservicing agreement was amended to extend the Company's subservicing responsibilities for one additional year at less favorable terms than the original agreement provided. Accordingly, the net carrying value of the subservicing asset was reduced. The remaining balance is being amortized on a straight line basis over the subservicing period and tested for impairment.

  The Company recorded a net gain on its financial instruments of $22.4 million for the first nine months of 1998. The net gain includes a net realized gain of $3.5 million on the sales of financial instruments during 1998, realized gains of $4.9 million from net cash flows received and unrealized gains of $14.0 million due to a net increase in the fair market value of the remaining financial instruments. The Company recorded a net gain on its financial instruments of $4.3 million for the first nine months of 1997. The 1997 net gain includes $4.7 million of unrealized gains due to a net increase in the fair market value of the various instruments, slightly offset by realized losses of $.4 million from net cash flows paid.

  Interest income increased to $61.9 million in the first nine months of 1998 from $32.0 million in 1997. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in the average mortgage loans receivable inventory. Interest expense was $51.3 million and $25.1 million for the nine months ended September 30, 1998 and 1997, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1998 production and an increase in the cost of borrowings due to the Company's inability to issue commercial paper, slightly offset by the effect of the early retirement of medium-term notes in the second quarter of 1997.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The Company realized a net investment gain of $2.2 million for the nine months ended September 30, 1998 compared to a net investment loss of $.1 million for the comparable 1997 period. The 1998 gain is primarily the result of a realized gain from the distribution received on a partnership investment. The 1997 loss is primarily the result of the write-down of certain investments to realizable value.

  In mid-March 1997, the Board of Directors of Fund American Enterprises Holdings, Inc. ("Fund American") and several of its subsidiaries approved a corporate restructuring plan that strengthened the Company by increasing its stockholders' equity. The most significant part of the plan was the contribution by White Mountains Holdings, Inc. ("White Mountains") of its investment in FSA to the Company in exchange for shares of the Company's common stock. The Company recognized $10.1 million and $6.3 million of equity in earnings of FSA as a result of its investment for the nine months ended September 30, 1998 and 1997, respectively.

  Net gain on sale of mortgages increased to $63.9 million in the first nine months of 1998 from $15.7 million in the comparable 1997 period. This increase is primarily the result of increased mortgage loan sales volumes and the corresponding increase in capitalized originated mortgage servicing rights ("OMSR") income and net gains on mortgage sales. The 1997 net gain on sale of mortgages also reflects a $3.0 million pretax charge in the second quarter of 1997 relating to the Company's mortgage loans held for investment which were identified for sale and marked down from amortized cost to current market value. The sharp spike in interest rates which occurred in early October of 1998 will likely result in a reduction in gain on mortgage sales in the fourth quarter of 1998. However, management cannot predict the interest rate environment for the remainder of 1998; therefore, there can be no assurance that this result will occur.

  The Company recorded a $10.4 million pretax gain on sales of servicing during the first nine months of 1998, which reflects the sales of the rights to service approximately $6.8 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales. The Company recorded a $4.3 million pretax loss from the sale of the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio and the related assumption of subservicing in the first nine months of 1997.

   Other revenue was $21.9 million and $13.8 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in other revenue primarily reflects an increase in ancillary production income associated with the increase in production volumes in 1998.

  EXPENSES - Salaries and employee benefits expense was $56.3 million and $40.3 million for the nine months ended September 30, 1998 and 1997, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

---------------------------------------------------------------------------------------------
                                                                   Nine Months Ended
                                                                     September 30,
---------------------------------------------------------------------------------------------
(in thousands)                                                        1998            1997
---------------------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense              $    81,778    $     53,851
GAAP net origination revenues                                      (25,511)        (13,523)
---------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense                    $    56,267    $     40,328
---------------------------------------------------------------------------------------------

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   An increase in loan origination revenues, reflecting the significant increase in retail mortgage loan production during the first nine months of 1998 as compared to the first nine months of 1997, partially offset the increase in unadjusted salaries and benefits expense. Excluding the effects of loan origination revenue, salaries and employee benefits expense increased 52%. This increase is primarily due to the increase in loan officer commissions associated with the significant increase in 1998 mortgage loan production.

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

   Other operating expenses were $28.8 million and $17.8 million for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in 1998 is primarily due to increased loan processing expense related to increased production volumes and additional travel, advertising and promotional expenses incurred in 1998 related to the Company's subprime and high loan-to-value ("LTV") business entered into during the third quarter of 1997.

   The Company recognized an extraordinary loss of $6.0 million, net of income tax benefit, on the early retirement of $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001 in the second quarter 1997.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $10.0 million and $1.1 million for the three months ended September 30, 1998 and 1997, respectively. The 1998 results include a $1.4 million pretax gain on the sale of servicing to third parties and adjustments to previous sales, $3.7 million pretax equity in earnings of an unconsolidated affiliate and a $14.8 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $16.8 million net gain on financial instruments. The third quarter 1997 results include $3.1 million pretax equity in earnings of an unconsolidated affiliate and a $9.7 million pretax charge for impairment of the Company's capitalized servicing asset, which was offset by a $6.0 million pretax net gain on financial instruments.

  The Company reported a comprehensive loss (which includes the net change in after tax unrealized gains and losses) of $17.7 million for the quarter ended September 30, 1998. The loss was primarily the result of the decline in market value of the Company's investment in FSA preferred stock and options. For the corresponding 1997 period, the Company reported comprehensive income of $23.5 million.

  The Company's mortgage loan production and mortgage servicing portfolio activity for the three months ended September 30, 1998 and 1997 are summarized in the following tables:

------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                       September 30,
------------------------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION: (in millions)                           1998                1997
------------------------------------------------------------------------------------------------
BY TYPE:
  FHA/VA Insured                                                 $    1,769           $      873
  Conventional                                                          637                  376
------------------------------------------------------------------------------------------------
Total                                                            $    2,406           $    1,249
------------------------------------------------------------------------------------------------
BY SOURCE:
  Retail                                                         $      634           $      420
  Wholesale                                                           1,772                  829
------------------------------------------------------------------------------------------------
Total                                                            $    2,406           $    1,249
------------------------------------------------------------------------------------------------

  The Company's higher margin products (203(k), manufactured housing, subprime and 125% LTV loans) accounted for less than 5% of total production in the three months ended September 30, 1998.

-------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                         September 30,
-------------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO: (in millions)                         1998               1997
-------------------------------------------------------------------------------------------------
  Servicing portfolio owned at beginning of period                  $   11,530        $    9,651
  Mortgage loan production                                               2,406             1,249
------------------------------------------------------------------------------------------------
    Total servicing in                                                   2,406             1,249
------------------------------------------------------------------------------------------------
  Regular payoffs                                                          320               271
  Sale of servicing                                                      2,781                --
  Principal amortization, foreclosures and other                           314               201
------------------------------------------------------------------------------------------------
    Total servicing out                                                  3,415               472
------------------------------------------------------------------------------------------------
  Servicing portfolio owned at end of period                            10,521            10,428
------------------------------------------------------------------------------------------------
  Subservicing portfolio                                                12,477            18,216
------------------------------------------------------------------------------------------------
    Total servicing portfolio at end of period                      $   22,998        $   28,644
------------------------------------------------------------------------------------------------

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The increase in 1998 mortgage loan production and payoffs reflects lower market interest rates and a corresponding increase in refinance activity throughout the third quarter of 1998 compared to the third quarter of 1997.

  REVENUE- Mortgage servicing revenue was $18.5 million and $20.7 million for the three months ended September 30, 1998 and 1997, respectively. The decrease in mortgage servicing revenue is primarily due to a decrease in subservicing revenue resulting from a smaller average subservicing portfolio, coupled with a lower net servicing fee earned on the subservicing portfolio. Amortization of capitalized servicing was $22.9 million and $20.6 million for the third quarters ended September 30, 1998 and 1997, respectively. Amortization includes a $14.8 million and a $9.7 million increase to the valuation allowances for impairment of the Company's capitalized servicing asset in 1998 and 1997, respectively. The impairment charges are a result of increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's capitalized servicing asset from the quarters ended June 30, 1998 and 1997. Excluding the effects of impairment, amortization expense decreased to $8.1 million for the quarter ended September 30, 1998 from $10.9 million in 1997. This decrease is primarily due to the reduction in amortization of the Company's subservicing asset, related to the 1997 Servicing Sale, which coincided with the start of the second subservicing period. In December 1997, the subservicing agreement was amended to extend the Company's subservicing responsibilities for one additional year at less favorable terms than the original agreement provided. Accordingly, the net carrying value of the subservicing asset was reduced. The remaining balance is being amortized on a straight line basis over the subservicing period and tested for impairment.

   The Company recorded a net gain on its financial instruments of $16.8 million and $6.0 million for the third quarters ended September 30, 1998 and 1997, respectively. The 1998 net gain includes a net realized gain of $4.5 million from the sales of financial instruments in the third quarter and realized gains of $.5 million from net cash flows received. In addition, the Company recorded unrealized gains totaling $11.8 million for the quarter due to a net increase in the fair market value of the remaining financial instruments. The 1997 net gain represents unrealized gains due to an increase in the fair market value of the various instruments.

   Interest income increased to $21.2 million in the third quarter of 1998 from $12.0 million in 1997. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in the average mortgage loans receivable inventory. Interest expense was $17.9 million and $8.8 million for the three months ended September 30, 1998 and 1997, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1998 production and an increase in the cost of borrowings due to the Company's inability to issue commercial paper.

   Net gain on sale of mortgages increased to $21.8 million for the third quarter of 1998 from $6.5 million in the comparable 1997 period. This increase is primarily the result of increased mortgage loan sales volumes and the corresponding increase in capitalized originated mortgage servicing rights ("OMSR") income and net gains on mortgage sales.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The Company recorded a $1.4 million pretax gain on sales of servicing during the third quarter of 1998, which reflects the sale of the rights to service approximately $2.8 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales.

  Other revenue was $8.2 million and $4.8 million for the three months ended September 30, 1998 and 1997, respectively. The increase in other revenue primarily reflects an increase in ancillary production income associated with the increase in production volumes in 1998.

  EXPENSES - Salaries and employee benefits expense was $20.1 million and $13.5 million for the three months ended September 30, 1998 and 1997, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                           September 30,
--------------------------------------------------------------------------------
(in thousands)                                             1998         1997
--------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense     $  28,565    $  19,264
GAAP net origination revenues                            (8,502)      (5,730)
--------------------------------------------------------------------------------
GAAP salaries and employee benefits expense           $  20,063    $  13,534
--------------------------------------------------------------------------------

  An increase in loan origination revenues, reflecting increased retail mortgage loan production during the third quarter of 1998 as compared to the third quarter of 1997, partially offset the increase in unadjusted salaries and benefits expense. The increase in salaries and employee benefits expense is primarily due to the increase in loan officer commissions associated with the significant increase in 1998 mortgage loan production.

  The provision for loan losses was $2.1 million and $.7 million for the three months ended September 30, 1998 and 1997, respectively. The increase in the provision is primarily a result of reclassifications for nonrecourse loan losses which were classified as impairment the first and second quarters of 1998 and 1997. Prior to 1998, the provision for loan losses included losses on the Company's nonrecourse and recourse loans. In 1998, the Company began to charge loan losses on its recourse loans against the reserve for such losses which is included in the valuation allowance for the Company's capitalized servicing asset. Therefore, the provision for these recourse losses is now included as a component of impairment of the Company's capitalized servicing asset. The Company has continued to refine its method for identifying these losses which resulted in the reclassification of a certain amount of nonrecourse losses as noted above and a corresponding increase in the provision for loan losses in the third quarter of 1998, which did not have a material impact on the presentation of the quarterly results.

  Office occupancy and equipment expense increased to $3.2 million from $2.8 million during the three months ended September 30, 1998 and 1997, respectively. This increase is primarily the result of additional rent expense related to the Company's subprime branches opened in 1998.

  Other operating expenses were $10.3 million and $4.9 million for the three month periods ended September 30, 1998 and 1997, respectively. The increase in 1998 is primarily due to increased loan processing expense related to increased production volumes and additional travel, advertising and promotional expenses incurred in 1998 related to the Company's subprime and high LTV business entered into during the third quarter of 1997.

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

   Senior and subordinated debt consists of the following:

-------------------------------------------------------------------------------------------------
                                                                September 30,      December 31,
(in thousands)                                                          1998              1997
-------------------------------------------------------------------------------------------------
Credit agreements, weighted average interest rates
  of 6.43% and 6.34% as of September 30, 1998 and
  December 31, 1997, respectively                             $      675,492    $      569,470
8.875% medium-term notes due October 15, 2001                         18,723            18,723
9.0% debentures due June 1, 2012                                     100,000           100,000
9.375% subordinated debentures due December 31, 2025                  55,976            55,976
Less unamortized discount,
  premium and issuance costs (net)                                    (1,861)           (2,110)
-------------------------------------------------------------------------------------------------
Total senior and subordinated debt                            $      848,330    $      742,059
-------------------------------------------------------------------------------------------------

   In July 1998, the Company amended and restated its $701.0 million secured revolving credit agreement to increase its borrowing capacity and flexibility. The provisions of the amended agreement increased its borrowing capacity from $701.0 million to $800.0 million, which allows the Company to meet higher borrowing requirements resulting from increased production volumes. The provisions also allow the Company to more fully utilize the facility by easing its restrictions with respect to the Company's use of its high LTV mortgage loans and non-conforming second mortgage loans as collateral and increasing the collateral value of the Company's mortgage-backed-security ("MBS") pools. The revolving credit facility expires on July 9, 1999. Borrowings under the facility are secured primarily by the Company's mortgage loans receivable and pool loan purchases. As of September 30, 1998 the Company had $580.0 million outstanding under this facility. As of December 31, 1997 the Company had $559.0 million outstanding under the previous facility.

   The Company must comply with certain financial covenants provided in its secured revolving credit facility, including restrictions relating to tangible net worth and leverage. In addition, the secured facility contains certain covenants which limit the Company's ability to pay dividends or make distributions of its capital to holders of its common stock. The limits do not apply to preferred stock dividend and subordinated debt interest requirements each year. The Company is currently in compliance with all such covenants.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  In July 1998, the Company entered into an additional secured credit agreement to be used for working capital and general corporate purposes, including the funding of mortgage loans. Under this agreement, the Company may borrow up to $35.0 million through July 9, 1999. Borrowings under this facility are secured by the Company's investment in FSA common stock. As of September 30, 1998, the Company had $35.0 million outstanding under this facility. The Company must comply with certain financial convenants provided in the agreement, including restrictions relating to tangible net worth and leverage. The Company is currently in compliance with all such covenants.

  In May 1998, the Company entered into a new secured credit agreement for purposes of financing the origination or acquisition of subprime and high LTV loans. Under this agreement, the Company may borrow up to $175.0 million through April 29, 1999. Borrowings under this facility are secured by the underlying loans. As of September 30, 1998, the Company had $35.7 million outstanding under this facility. The Company must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage. The Company is currently in compliance with all such covenants.

  In April 1998, Central Pacific Mortgage Company ("Central Pacific"), a wholly-owned subsidiary of the Company, replaced its existing $15.0 million unsecured revolving credit agreement with a new mortgage warehousing agreement under which it can borrow up to $25.0 million through April 15, 1999. Borrowings under this new facility are secured by the underlying loans, as each advance under this facility will be used to finance the origination or acquisition of mortgage loans and holding of such loans until they are sold, delivered or pledged with the issuance of agency or other mortgage-backed securities. In July 1998, Central Pacific amended this new agreement to increase its borrowing capacity to $40.0 million. As of September 30, 1998 and December 31, 1997, there was $24.8 million and $10.5 million outstanding under these credit agreements, respectively. Central Pacific must comply with certain financial covenants provided in the agreement, including restrictions relating to tangible net worth and leverage. Central Pacific is currently in compliance with all such covenants.

  The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company paid cash dividends on its common stock totaling $101.7 million for the nine months ended September 30, 1998 which have been reflected as reductions in paid-in capital. The Company did not declare any dividends on its common stock for the nine months ended September 30, 1997.

  During the first nine months of 1998, the Company sold the rights to service approximately $6.8 billion of its nonrecourse mortgage servicing portfolio to third parties for net proceeds of $146.5 million. The Company used the initial proceeds received from the sales totaling $100.7 million for general corporate purposes. The remaining balance of $45.8 million is included in other assets in the consolidated statement of condition as of September 30, 1998. Under circumstances deemed appropriate by management, additional sales transactions may occur in the future. However, there can be no assurance that such additional sales will occur.

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

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COMPLIANCE

   During the fourth quarter of 1996, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and applications that the Company currently believes are necessary to achieve a year 2000 date conversion with no material adverse effects to its customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company expects to complete the testing phase of the project by year end 1998. The total pretax cost of achieving Year 2000 compliance is approximately $1.2 million of which the majority of this amount has been expensed as of September 30, 1998. The estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business.

   The Company has also been closely monitoring the Year 2000 issues of its third party constituents that it voluntarily interacts with (e.g. customers, suppliers, reinsures, creditors, borrowers). These third party constituents have been requested to demonstrate their ability to become Year 2000 compliant by year-end 1998. For those constituents who either fail to respond to this inquiry or are deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, the Company is in the process of either replacing that constituent or establishing similar relationships with new parties that expect to be Year 2000 compliant.

   The failure to identify or correct significant Year 2000 issues could result in an interruption in, or a failure of, certain normal business activities or operation concerning the Company. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of potential business interruptions caused by third party constituents in which the Company must interact (including but not limited to suppliers of electrical power, various private and public markets for equity and debt securities, certain agencies of the Federal government and the states in which the Company conducts business), the Company is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on its results of operation, liquidity or financial condition. However, the Company currently believes that, with the implementation of its Year 2000 plan (which is in the final stages of completion), the possibility of significant interruptions of normal business activities due to the Year 2000 issue should be reduced.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS

  ACCOUNTING FOR FSA OPTIONS AND CONVERTIBLE PREFERRED STOCK. The Company currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, gives the Company the right to acquire up to 4,560,607 additional FSA Shares. The Company's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's equity value ($33.96 per FSA Share at September 30, 1998). The Company's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($47.29 per FSA Share at September 30, 1998).

  The Company currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing the Company's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, the Company expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, the Company's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of the Company's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets at the date of exercise, the Company would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of September 30, 1998, the Company would be required to reduce its stockholder's equity by $46.8 million and would record a deferred credit of $11.2 million. This net difference in carrying value of $35.6 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's equity value) would continue to exist until such time as equity accounting is no longer appropriate for the Company's investment in FSA Shares.

  This analysis is based solely on the Company's current circumstances concerning its investments in FSA Options and FSA Preferred Stock. The Company's actual accounting valuation will be determined at the point of exercise for the FSA Options and upon the conversion of the FSA Preferred Stock and will be based on the circumstances concerning such investments existing at that time.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits:

               Exhibit
                 No.                     Description
               -------             -----------------------
                 27                Financial Data Schedule

b. Form 8-K: The Company filed eight current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1998.

(i) July 10, 1998: Mortgage Warehousing Loan Agreement dated as of April 18, 1998 by and between Central Pacific Mortgage and PNC Bank National Association.

(ii) July 23, 1998: Reported Distribution Date Statements for July 25, August 1, August 1, and July 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

(iii) July 27, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of July 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

(iv) August 25, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of August 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

(v) August 27, 1998: Reported Distribution Date Statements for August 25, September 1, September 1, and August 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

(vi)  September 2, 1998: Under Item 7 as exhibits:

      Fourth Amended and Restated Revolving Credit Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.

      Revolving Credit Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders.

      Pledge and Security Agreement dated as of July 10, 1998 between Source One Mortgage Services Corporation and the First National Bank of Chicago, as Collateral Agent for the Lenders.

      Fourth Amended and Restated Security and Collateral Agency Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and The First National Bank of Chicago (in its capacity as Administrative Agent for the lenders) and National City Bank, Kentucky, as Collateral Agent.

(vii) September 22, 1998: Reported Distribution Date Statements for September 25, September 25, October 1, October 1, and September 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

(viii)September 25, 1998: Reported Report to the Trustee and Report to the Certificate Holders for the month of September 1998 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

FORM 10-Q
Source One Mortgage Services Corporation and Subsidiaries


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                            SOURCE ONE MORTGAGE SERVICES CORPORATION
                            ----------------------------------------
                                         (Registrant)






DATE:  NOVEMBER 13, 1998    /S/ MICHAEL  C. ALLEMANG
------------------------    ------------------------

                            Michael C. Allemang
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
