Form 10-K
period 1998-12-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1999-03-31
CIK 801543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



THERE IS NO AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. AS OF MARCH 29, 1999, THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS 3,211,881.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (Parts I, II and IV).

PART I

ITEM 1.  BUSINESS

GENERAL

  Source One Mortgage Services Corporation (together with its subsidiaries, the "Company"), a Delaware corporation, is one of the largest mortgage banking companies in the United States that is not affiliated with a commercial bank. As of December 31, 1998, the Company had a mortgage loan servicing portfolio totaling $25.1 billion, including $15.9 billion of loans subserviced for others, which is serviced on behalf of approximately 213 institutional investors and numerous other security holders. As of December 31, 1998, the Company had 163 retail branch offices in 31 states and Puerto Rico and originated $10.9 billion in mortgage loans for the year then ended.

  As a mortgage banker, the Company primarily engages in the business of producing and selling conforming and subprime residential mortgage loans, servicing conforming residential mortgage loans and subservicing residential mortgage loans for third parties. The Company's primary sources of revenue are net servicing revenue, net interest revenue, net gain on sale of mortgages, net gain on sale of servicing, earnings from unconsolidated affiliate and other revenue. The Company is also engaged, through certain of its subsidiaries, in the sale of credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

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

INDUSTRY OVERVIEW

  Mortgage banking is the business of serving as a financial intermediary in (i) the origination and purchase of mortgage loans, (ii) the holding of such loans while aggregating sufficient loans to form appropriate mortgage-backed security pools, (iii) the subsequent sale of such loans through pools or directly to investors, and (iv) the ongoing servicing or subservicing of such loans during the repayment period. Mortgage bankers generate revenue in each of the four stages of the mortgage banking process.

MORTGAGE LOAN PRODUCTION

  The Company produces residential mortgage loans through (i) a system of retail branch offices; (ii) a correspondent network of banks, thrift institutions and other mortgage lenders; (iii) mortgage brokers; and (iv) a specialized marketing program. The existence of these mortgage production sources gives the Company the flexibility to shift its production between those sources as market conditions warrant and allows it to emphasize the production mode which is most economically advantageous. Loans produced, whether through origination or purchase, include conventional, conforming, subprime and high loan-to-value ("high LTV") residential mortgage loans as well as conforming mortgage loans which are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") ("government loans"). In evaluating loans purchased through its correspondent network and loans originated through its broker network, the Company applies the same quality standards as required for loans originated by the Company itself. The Company's quality control department reviews a sample of the loans purchased to determine compliance with Company standards.

  It is a policy of the Company to primarily produce fixed rate mortgage loans. Fixed rate mortgages tend to capture a larger share of the market in a declining interest rate environment and are less susceptible to prepayment risk than adjustable-rate mortgages. Accordingly, in a rising interest rate environment, consumer preference for adjustable-rate mortgages tends to increase, which could have an adverse impact on the Company's mortgage production operations. In 1998, fixed rate mortgage originations accounted for approximately 98% of the Company's total mortgage loan production as compared to 88% in 1997.

  The following table sets forth selected information regarding the Company's mortgage loan production:


--------------------------------------------------------------------------------------------------------------------
(in millions)
Year ended December 31,                    1998           1997            1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
FHA/VA                              $     7,675    $     2,985     $     2,035     $     1,565     $     2,065
Conventional                              3,191          1,418           1,796           1,287           2,521
--------------------------------------------------------------------------------------------------------------------
Total production(a)                 $    10,866    $     4,403     $     3,831     $     2,852     $     4,586
--------------------------------------------------------------------------------------------------------------------
Retail branch originations          $     2,741    $     1,339     $     1,590     $     1,347     $     2,005
Correspondent network
  acquisitions                            6,896          2,552           1,640           1,157           1,081
Mortgage broker originations                910            390             369             196             696
Specialized marketing program
  originations                              319            122             232             152             804
--------------------------------------------------------------------------------------------------------------------
Total production (a)                $    10,866    $     4,403     $     3,831     $     2,852     $     4,586
--------------------------------------------------------------------------------------------------------------------

(a) Excludes mortgage loan production originated by the Company's retail branches that is sold directly to third parties on a whole loan basis totaling $1,201 million, $680 million, $496 million and $390 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively.

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

  In response to increased industry competition for producing and servicing conforming mortgage loans, the Company decided to broaden its product line by offering higher margin products. The Company began to produce 203(k) (FHA home improvement) loans, manufactured housing loans, subprime loans and high LTV second mortgage loans in late 1997. The 203(k) loans and manufactured housing loans are being sold into agency pools with servicing retained. The subprime and high LTV loans are being originated for a fee and sold to third parties on a servicing released basis. The Company is currently subservicing subprime loans and has the capability to service and subservice subprime and high LTV loans. Although these higher margin products are a new focus for the Company, they accounted for less than 4% of total production in 1998 and are currently expected to account for approximately 8% of total production in 1999.

  RETAIL BRANCH OFFICES. As of December 31, 1998, the Company had 163 retail branch offices in 31 states and Puerto Rico. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

   As of December 31, 1998, the Company's retail branch offices were located in the following states and commonwealths:


-------------------------------------------------------------------------------------------------------------------
                         Number                                 Number                                Number
State                  of Offices    State                    of Offices    State                   of Offices
-------------------------------------------------------------------------------------------------------------------
California                 33        Alabama                      4         Arkansas                     1
Washington                 20        Colorado                     4         Idaho                        1
New York                   11        Illinois                     4         Indiana                      1
Georgia                    9         Kentucky                     4         Kansas                       1
Nevada                     8         Missouri                     4         Maryland                     1
Texas                      8         Oregon                       4         Oklahoma                     1
Michigan                   7         Alaska                       3         Rhode Island                 1
Arizona                    6         Utah                         3         Vermont                      1
Florida                    5         Massachusetts                2         Virginia                     1
Ohio                       5         New Jersey                   2         Puerto Rico                  1
Tennessee                  5         Pennsylvania                 2
-------------------------------------------------------------------------------------------------------------------

   Most branch office originations are referred to regional operating centers for preparation of loan documentation, evaluation of compliance with the Company's underwriting conditions and closing of the loans.

  CORRESPONDENT NETWORK. The Company conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by the Company on a daily basis. In addition, the Company pays a premium for the release of servicing rights, which is negotiated on a case-by-case basis. As of December 31, 1998 there were approximately 253 participants in the Company's correspondent network, with no single participant or group of affiliated participants accounting for more than 12% of the Company's total mortgage loan originations.

  MORTGAGE BROKERS. The Company conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by the Company on a daily basis. The mortgage broker receives compensation equivalent to the difference between the Company's pricing schedule and the closing price. As of December 31, 1998 there were approximately 478 active participants in the Company's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 1% of the Company's total mortgage loan originations.

  SPECIALIZED MARKETING PROGRAM. The Company also generates mortgage loan originations primarily by responding to refinancing requests from borrowers that have mortgage loans currently serviced by the Company. The products currently offered by the Specialized Marketing Program consist of purchase money first mortgages, home equity lines of credit, closed-end second mortgages, refinance mortgages and relocation assistance.

SALES OF LOANS

  The Company sells loans either through mortgage-backed securities issued pursuant to programs of the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), FNMA and FHLMC or through whole loan sales to investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. Approximately 48% of the Company's total consolidated revenue is generated from sales of loans to GNMA, FNMA and FHLMC and the related servicing of those loans. Substantially all GNMA securities are sold without recourse to the Company for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance. Prior to December 1992, substantially all conventional securities were sold with recourse to the Company to the extent of insufficient proceeds from private mortgage insurance, foreclosure and other recoveries. Since December 1992, conventional loans have been sold without recourse to the Company.

  The following table summarizes the principal amount of loans sold by the
Company:


--------------------------------------------------------------------------------------------------------------------
Year Ended
December 31,                        1998                            1997                            1996
--------------------------------------------------------------------------------------------------------------------
                         Principal                      Principal                       Principal
                           amount         Percentage      amount         Percentage       amount         Percentage
                      (in millions)        of total  (in millions)        of total   (in millions)        of total
--------------------------------------------------------------------------------------------------------------------
GNMA                    $    7,667          71.1%      $     2,763         65.6%       $    1,678          42.8%
FNMA                         2,227          20.6               983         23.3             1,384          35.3
FHLMC                          573           5.3               283          6.7               453          11.6
Other                          324           3.0               186          4.4               404          10.3
--------------------------------------------------------------------------------------------------------------------
Total loan sales        $   10,791         100.0%      $     4,215        100.0%       $    3,919         100.0%
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

  Historically, the Company's sales of loans have generated net gains. However, if secondary market interest rates decline after the Company obtains a mandatory forward commitment for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase before the Company obtains a mandatory forward commitment for a loan and the loan closes, the Company may realize a loss when the loan is subsequently sold. The Company obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities to hedge the market risk associated with a substantial portion of its loans in process ("mortgage loan pipeline") that is expected to close and all mortgage loan receivables.

  The Company's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20% of current commitments. The Company currently transacts business with eighteen approved dealers.

LOAN SERVICING

  Mortgage loan servicing consists primarily of (i) collecting principal, interest and funds to be escrowed for tax and insurance payments from mortgage loan borrowers; (ii) remitting principal and interest to mortgage loan investors; (iii) paying property taxes and insurance premiums on mortgaged property; (iv) in some cases, advancing uncollected payments to mortgage loan investors; (v) administering delinquent loans; (vi) supervising foreclosures in the event of unremedied defaults; and (vii) performing all related accounting and reporting activities. Servicing generates cash income in the form of fees, which represent a percentage of the declining outstanding principal amount of the loans serviced and are collected from each mortgage loan payment received plus any late charges. Subservicing involves the administrative servicing of loans owned by others for a fee.

  The Company generally retains the rights to service the conforming mortgage loans it produces, while selling the rights to service its subprime and high LTV loans. The Company is currently subservicing subprime loans and has the capability to service and subservice subprime and high LTV loans. In addition, the Company may acquire the rights to service a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. The Company periodically makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. During 1998, no such purchases were made. During 1997 and 1996, the Company purchased the rights from third parties to service $.04 billion and $2.8 billion, respectively.

  During 1996 through 1998, the Company forged a new strategy with respect to its servicing operations. A major focus of this strategy is reducing exposure to interest rate risk, which increases with the size of an owned servicing portfolio. To reduce the exposure, the Company took steps to reduce its owned servicing portfolio and expand its subservicing business. During 1998, the Company sold the rights to service approximately $10.6 billion of its nonrecourse mortgage servicing portfolio to third parties resulting in a pretax gain of approximately $15.2 million. The Company continues to service $4.1 million of these loans pursuant to the subservicing agreement discussed below. In February 1997, the Company sold the rights to service $17.0 billion of its nonrecourse mortgage servicing portfolio to a third party and recognized a pretax loss of $4.3 million on the sale and related assumption of subservicing. The Company recorded an additional loss of $3.7 million in the fourth quarter of 1997 in connection with the first amendment of the subservicing arrangement which extended the Company's subservicing responsibilities for one additional year at less favorable terms than the original agreement provided. In November 1998, the Company amended its subservicing agreement again to extend its subservicing responsibilities for two additional years at slightly more favorable terms than the first amendment provided. As a result, the Company will continue to service these loans pursuant to a subservicing agreement until March 2001, June 2001 and August 2001 for FHLMC loans, GNMA loans and FNMA loans, respectively. During 1996, the Company sold the rights to service $3.3 billion of its mortgage servicing portfolio to third parties resulting in a pretax gain of $10.1 million.

  The following table summarizes the changes in the Company's mortgage loan servicing portfolio, excluding loans sold but not transferred:


--------------------------------------------------------------------------------------------------------------------
(in millions)
Year ended December 31,                       1998            1997            1996            1995           1994
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at
  beginning of year                     $   11,627      $   26,410      $   27,792     $    35,274     $   38,403
Mortgage loan production                    10,866           4,403           3,831           2,852          4,586
Servicing acquisitions and other                 -              36           2,789           4,674          3,707
--------------------------------------------------------------------------------------------------------------------
Total servicing in                          10,866           4,439           6,620           7,526          8,293
--------------------------------------------------------------------------------------------------------------------
Regular payoffs                              1,576           1,236           3,006           2,271          4,728
Sale of servicing                           10,647          17,018           3,302          10,973          3,868
Principal amortization,
  foreclosures and other                     1,073             968           1,694           1,764          2,826
--------------------------------------------------------------------------------------------------------------------
Total servicing out                         13,296          19,222           8,002          15,008         11,422
--------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at
  end of year                                9,197          11,627          26,410          27,792         35,274
--------------------------------------------------------------------------------------------------------------------
Subservicing portfolio                      15,915          14,919           2,791           4,039          4,294
--------------------------------------------------------------------------------------------------------------------
Total servicing portfolio at end
  of year                               $   25,112      $   26,546      $   29,201     $    31,831     $   39,568
--------------------------------------------------------------------------------------------------------------------

  The Company closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes the Company's delinquency and foreclosure experience with respect to residential mortgage loans serviced by the Company:


---------------------------------------------------------------------------------------------------------------------
(% of total residential loans serviced
and subserviced)
December 31,                                         1998           1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
31-59 days past due                                 5.15%          4.77%         4.74%         3.99%         3.15%
60-89 days past due                                 1.12            .96           .95           .70           .54
90 days or more past due                             .80            .62           .55           .59           .38
---------------------------------------------------------------------------------------------------------------------
Total delinquencies                                 7.07%          6.35%         6.24%         5.28%         4.07%
---------------------------------------------------------------------------------------------------------------------
Foreclosures                                        1.50%          1.18%          .93%          .80%          .77%
---------------------------------------------------------------------------------------------------------------------

  The increase in delinquencies for 1998 is primarily the result of (i) servicing sales that require loans be current when transferred (therefore, delinquent loans remain in the servicing portfolio at least until current), (ii) no addition of new loan product as the Company sold the rights to service a majority of its production in 1998, and (iii) the recent efforts to subservice subprime loans. The increase in delinquencies for 1997, 1996 and 1995, is primarily the result of servicing portfolio acquisitions made by the Company during the fourth quarters of 1996 and 1995. The delinquency rates of these portfolios, which the Company acquired on favorable terms considered to be reflective of these higher delinquency rates, were higher than the Company's historical average delinquency rate. The Company has established an allowance for mortgage loan losses which totaled $11.5 million and $12.8 million as of December 31, 1998 and 1997, respectively. In addition, the Company's valuation allowance for its capitalized servicing asset which relates to its principal recourse portfolio includes a $5.2 million and $8.2 million reserve at December 31, 1998 and 1997, respectively, for estimated losses on the corresponding loans. Considering the decrease in the size of its owned servicing portfolio during 1998, the Company believes that the allowances are adequate to provide for estimated uninsured losses on its mortgage servicing portfolio.

RELATED ACTIVITIES

  In conjunction with its mortgage origination and servicing activities, the Company provides certain credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance) through subsidiaries. The insurance subsidiaries act as agents and receive fees based on premium value, but do not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application, (ii) direct mail solicitation shortly after mortgage loan closing, (iii) solicitation by a direct solicitor and (iv) resolicitation of the Company's servicing portfolio on an annual basis. At certain locations, personal solicitation by Company staff is permitted by state regulations which determine allowable insurance sales practices. The fees recognized under these programs were as follows:


---------------------------------------------------------------------------------------------------------------------
(in thousands)
Year ended December 31,               1998             1997             1996              1995             1994
---------------------------------------------------------------------------------------------------------------------
Insurance revenue                $   3,290        $   4,240        $   4,554         $   4,762        $   4,582
---------------------------------------------------------------------------------------------------------------------

CERTAIN BUSINESS CONDITIONS

  Changes in the economy or prevailing interest rates can have significant effects, including material adverse effects, on the mortgage banking business and the Company.

  Inflation and changes in interest rates can have differing effects on various aspects of the Company's business, particularly with respect to marketing gains and losses from the sale of mortgage loans, mortgage loan production, the value of the Company's servicing portfolio and net interest revenue. Historically, the Company's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages increase and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of the Company's mortgage loan servicing portfolio because prepayments of mortgages decline and the average life of loan servicing rights is lengthened. To mitigate the Company's exposure to changes in market interest rates, the Company utilizes various derivative financial instruments (refer to Item 7a for further discussion).

COMPETITION

  The Company competes nationally and locally with other mortgage bankers, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than the Company, which generally originates loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. The Company competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders, developers and members of its correspondent and broker networks. In the opinion of management, no single mortgage lender dominates the industry.

REGULATION

  The Company is subject to the rules and regulations of, and examinations by, investors and insurers, including, FNMA, FHLMC, GNMA, FHA and VA with respect to originating, selling, servicing and subservicing mortgage loans. Lenders are required to submit audited financial statements annually and to maintain specified net worth levels which vary depending on the amount of loans serviced and annual mortgage loan production. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, licensing laws, usury laws, the Home Mortgage Disclosure Act and the regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require the disclosure of certain information to borrowers. There are various other state laws and regulations affecting the Company's mortgage banking and insurance operations. The Company's internal audit and quality control departments monitor compliance with these laws and regulations.

EMPLOYEES

  As of December 31, 1998, the Company employed approximately 2,212 persons (of whom approximately 360 were engaged in loan servicing activities and approximately 1,852 were engaged in residential loan production activities, administrative and managerial responsibilities).

  None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's employee relations are good.

YEAR 2000 COMPLIANCE

   During the fourth quarter of 1996, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and applications that the Company currently believes are necessary to achieve a year 2000 date conversion with no material adverse effects to its customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company has substantially completed the testing phase for all information technology ("IT") systems and is currently concentrating efforts on testing outside constituents. Additionally, non-IT systems have also been reviewed for effects of the Year 2000 dilemma. Non-IT systems influenced by Year 2000 date conversion will be upgraded or replaced by the second quarter of 1999.

   During 1998, the Company engaged an independent consultant to perform an assessment of the Company's Year 2000 readiness. The assessment confirmed that the Company was in the final stages of completion and that the Company was a low risk entity for adverse Year 2000 incidents.

   The total pretax cost of achieving Year 2000 compliance, including $1.0 million for hardware and software upgrades, is approximately $2.5 million. To date, the Company has incurred approximately $2.4 million in costs. These costs have been expensed as incurred, with the exception of hardware costs, which were capitalized in accordance with GAAP. The Year 2000 project has accounted for less than 15% of the total IT budget for the years ended December 31, 1998, 1997 and 1996.

   The Company has been closely monitoring the Year 2000 issues of its third party constituents with whom it voluntarily interacts (e.g. customers, suppliers, reinsurers, creditors, borrowers). These third party constituents were requested to demonstrate their ability to become Year 2000 compliant by year-end 1998. For those constituents who either failed to respond to this inquiry or were deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, the Company is in the process of establishing similar relationships with new parties that expect to be Year 2000 compliant.

   The failure to identify or correct significant Year 2000 issues could result in an interruption in, or a failure of, certain normal business activities or operations concerning the Company. Such failure could adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainties inherent in the Year 2000 problem, resulting in part from uncertainty of potential business interruptions caused by third party constituents in which the Company must interact (including but not limited to the suppliers of electric power, various private and public markets for equity and debt securities, certain agencies of the Federal government and states in which the Company conducts business), the Company is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, the Company currently believes that, with the implementation of its Year 2000 plan (which is in the final stages of completion), the possibility of significant interruptions of normal business activities due to Year 2000 issues should be reduced. In addition, the Company is currently in the process of developing and updating Business Continuance Plans, to facilitate continued operations in the event of adverse Year 2000 incidents.

FORWARD-LOOKING STATEMENTS

  We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the Securities Exchange Commission. We may also make forward-looking statements in our press releases or other public communications. Our forward-looking statements, which are subject to risks and uncertainties, include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "expects", "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that a number of factors, all of which are difficult to predict and many of which are beyond our control, could affect our future results and performance and any other expectations expressed in our forward-looking statements. This could cause our actual results, performance and experience to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

         - inflation and changes in the interest rate environment that decrease our mortgage loan production and gain on sale of mortgage loans, or reduce the fair value of our servicing portfolio or financial instruments, or otherwise adversely impact our operations;

         - significantly increased industry consolidation and competition that causes reduced profitability;

         - general economic conditions, either nationally or in our market areas, that are worse than expected;

         -  adverse changes in the securities markets;

         - legislative or regulatory changes that adversely affect our business;

         - restrictions on our ability to enter new markets successfully and capitalize on growth opportunities; and

         - technological changes, including "Year 2000" data systems compliance issues, that are more difficult or expensive than we expect.

  We do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Reported on page 4 of the Company's 1998 Annual Report to Shareholders, herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Reported on pages 3-4 of the Company's 1998 Annual Report to Shareholders, herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reported on pages 5-14 of the Company's 1998 Annual Report to Shareholders, herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's consolidated statement of condition includes certain assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices such as prices for common equity securities. Due to the Company's sizable investments in mortgage production and servicing assets and financial instruments and its use of medium and long-term debt financing, market risk can have a significant affect on the Company's consolidated financial position.

INTEREST RATE RISK

   MORTGAGE PRODUCTION AND SERVICING ASSETS. The Company's mortgage loan production and servicing activities are subject to interest rate risk and are generally counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives, to manage the interest rate risk related specifically to its mortgage loan pipeline, mortgage loans receivable and capitalized servicing asset. The overall objective of the Company's interest rate risk management policies is to offset changes in values of these items resulting from changes in interest rates.

  The Company obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities. These commitments hedge the market risk associated with a substantial portion of the loans in process ("pipeline") that is expected to close and all loans which have been funded (mortgage loans receivable). If secondary market interest rates decline after the Company obtains a mandatory forward commitment for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under such commitment. If secondary market rates increase before the Company obtains a mandatory forward commitment for a loan and the loan closes, the Company may realize a loss when the loan is subsequently sold. The Company's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis in order to manage the risk inherent in these off-balance-sheet financial instruments.

   As part of the interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact in interest rate-sensitive assets and commitments. These analyses incorporate scenarios including assumed shifts in the yield curve. Various modeling techniques are employed to forecast the value of these assets and commitments. For pipeline commitments, an option-adjusted spread model is used which incorporates implied market volatilities and prepayment speeds. For mortgage servicing rights, a discounted cash flow model is used which incorporates prepayment speeds, discount rates and credit losses.

  Utilizing the sensitivity analyses described above, the table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company's mortgage production and servicing assets that management believes are reasonably possible near-term changes in market interest rates:


--------------------------------------------------------------------------------------------------------------------
                                                                           Estimated Fair
                               Carrying Value at                         Value after Change
                               December 31, 1998     Assumed Change in     in Interest Rate     After tax gain (loss)
                                 (in millions)         Interest Rate        (in millions)           (in millions)
--------------------------------------------------------------------------------------------------------------------
Capitalized servicing asset   $       171.3 (a)        50 bp decrease      $         156.0          $       (9.9)
                                                       50 bp increase      $         183.9          $        8.2
Mortgage forward contracts    $           -            50 bp decrease      $          11.6          $        7.5
                                                       50 bp increase      $         (11.6)         $       (7.5)
Mortgage loan pipeline        $           -            50 bp decrease      $         (11.7)         $       (7.6)
                                                       50 bp increase      $          11.4          $        7.4
--------------------------------------------------------------------------------------------------------------------

(a) Represents the carrying value of capitalized mortgage servicing, excludiing $1.6 million of capitalized subservicing.

   As shown above, the projected increase or decrease in the value of the mortgage loan pipeline would be expected to be substantially offset by a decrease or increase in the related mortgage loan forward contracts. In addition, the projected increase or decrease in the value of the mortgage servicing rights would be expected to be substantially offset by a decrease or increase in the value of the related financial instruments as described below. This analysis is limited by the fact that it was performed at a specific point in time and does not incorporate other factors that would impact the Company's financial performance. Actual results would likely vary.

  DERIVATIVE SECURITIES. The value of the Company's capitalized servicing asset is affected by changes in market interest rates. Interest rates directly influence prepayment rates as well as other assumptions used in valuing the asset. In order to offset changes in the value of its capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment which results from increased prepayment activity, the Company invests in various financial instruments. As interest rates decline, prepayment activity generally increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instruments increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases while the value of such financial instruments decreases. The financial instruments utilized by the Company include interest rate floor contracts ("floors"), interest rate swap agreements ("I/R swaps") and principal-only swap agreements ("P/O swaps"). With respect to the floors, the Company is not exposed to losses in excess of its initial investment in the floors. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the underlying P/O security over the life of the contract. The exposure to loss in the I/R swaps is related to the differences between the contracted fixed interest rates and the variable interest rates over the life of the contract. These financial instruments are carried at market value and are included in investments in the consolidated statements of condition. Realized and unrealized gains and losses are recorded as net gain on financial instruments in the consolidated statements of income.

   INDEBTEDNESS. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed rate indebtedness, respectively, particularly long-term debt. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

  The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company's derivative securities and medium and long-term fixed rate indebtedness outstanding. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available to the issuer or the holder which are not reflected herein. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk.


--------------------------------------------------------------------------------------------------------------------
                                                                              Estimated Fair
                               Carrying Value at                            Value after Change         After tax
                               December 31, 1998      Assumed Change in      in Interest Rate         gain (loss)
                                   (in millions)        Interest Rate         (in millions)          (in millions)
--------------------------------------------------------------------------------------------------------------------
Derivative securities        $             17.5        50 bp decrease    $              31.5  $              9.1
                                                       50 bp increase    $               5.4  $             (7.9)
                                                      100 bp increase    $              (4.7) $            (14.4)
                                                      200 bp increase    $             (20.7) $            (24.8)
--------------------------------------------------------------------------------------------------------------------
Fixed rate indebtedness*     $            117.1        50 bp decrease    $             121.4  $             (2.8)
                                                       50 bp increase    $             113.0  $              2.7
                                                      100 bp increase    $             109.1  $              5.2
                                                      200 bp increase    $             101.8  $              9.9
--------------------------------------------------------------------------------------------------------------------


* Excludes short-term indebtedness and long-term indebtedness callable by the Company during 1999.


EQUITY PRICE RISK

   The carrying values of the Company's investments in FSA Options and Preferred Stock are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities are subject to fluctuations which could cause the amount to be realized upon sale of the investment to differ significantly from the current report value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

   The table below summarizes the Company's equity price risks as of December 31, 1998 and shows the effects of a hypothetical 20% increase and a 20% decrease in market prices as of that date.


---------------------------------------------------------------------------------------------------------------------
                                                                           Estimated Fair Value
                                  Carrying Value at                           after Assumed Price         After tax
                                  December 31, 1998       Assumed Price           Change                gain (loss)
                                    (in millions)            Change            (in millions)           (in millions)
---------------------------------------------------------------------------------------------------------------------
FSA Options and Preferred          $       114.4          20% increase    $             136.6  $              14.4
Stock                                                     20% decrease    $              91.5  $             (14.9)
---------------------------------------------------------------------------------------------------------------------

   ACCOUNTING FOR FSA OPTIONS AND CONVERTIBLE PREFERRED STOCK. The Company currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, gives the Company the right to acquire up to 4,560,607 additional FSA Shares. The Company's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's equity value ($35.87 per FSA Share at December 31, 1998). The Company's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($52.62 per underlying FSA Share at December 31, 1998).

   The Company currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing the Company's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, the Company expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, the Company's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of the Company's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets at the date of exercise, the Company would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of December 31, 1998, the Company would be required to reduce its stockholders' equity by $62.6 million and would record a deferred credit of $19.9 million. This net difference in carrying value of $42.7 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's equity value) would continue to exist until such time as equity accounting is no longer appropriate for the Company's investment in FSA Shares.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements reported in the consolidated financial statements of the Company and the notes thereto and the report thereon of KPMG LLP, independent auditors, appearing on pages 15-43 of the Company's Annual Report to Shareholders, herein incorporated by reference. Selected Quarterly Financial Data reported on page 44 of the Company's 1998 Annual Report to Shareholders, herein incorporated by reference. The report of Ernst & Young LLP, independent auditors, included as Exhibit 13(b) hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------------------------------------------
Board of Directors
(as of March 29, 1999)
                                                                                      Director
Name                                                               Age                   Since
--------------------------------------------------------------------------------------------------------------------
Michael C. Allemang                                                 56                    1993
Raymond Barrette                                                    48                    1998
Terry L. Baxter                                                     53                    1994
Robert R. Densmore                                                  50                    1986
Mark A. Janssen                                                     40                    1997
Francis X. Mohan                                                    59                    1997
James H. Ozanne                                                     55                    1996
Roger K. Taylor                                                     47                    1995
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

  Mr. Barrette has served as a director of the Company since February 1998. He has served as Executive Vice President and Chief Financial Officer of Fund American since November 1997. He holds the same positions with, and is a director of White Mountains Holdings, Inc. He is also a director of Folksamerica Holding Company, Inc., Valley Group, Inc., MSA Holdings, Inc. and Fund American Enterprises, Inc. (formerly Fund American Enterprises II, Inc.) From 1994 to 1996, he was an actuarial consultant with Tillinghast-Towers Perrin. He joined Fireman's Fund Insurance Company in 1973 and held various positions with that company, including Chief Actuary and Chief Financial Officer. Prior to his departure in 1993, he was a Director and Executive Vice President of Fireman's Fund Insurance Company and President of its Personal Insurance Division.

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

  Mr. Mohan has served as a director of the Company since November 1997. He assumed the position of President and Chief Executive Officer of the Company in September 1997. Mr. Mohan was with Beneficial Corporation from 1963 to 1997. He held various positions which included District Manager, Operating Vice President, Senior Vice President and President of several Beneficial Corporation subsidiaries.

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

  Mr. Taylor has served as a director of the Company since August 1995. He has served as President of FSA since November 1997 and Chief Operating Officer since May 1993. He is also a member of FSA's management review committee for structured transactions and underwriting committee for municipal transactions. Prior to joining FSA in 1990 as an advisor for its new municipal bond insurance business, Mr. Taylor was an Executive Vice President, founder and executive committee member of Financial Guaranty Insurance Company. He is also a director of FSA.

COMMITTEES OF THE BOARD OF DIRECTORS

  The major committees of the Board of Directors, committee membership and the functions of those committees are described below.

  EXECUTIVE COMMITTEE. The members of the Executive Committee are: James H. Ozanne (Chairman), Terry L. Baxter and Francis X. Mohan.

  The Executive Committee has been delegated all of the powers and authority of the Board on all but such matters which are reserved to the Board by the Delaware General Corporation.

  AUDIT COMMITTEE. The members of the Audit Committee are: Raymond Barrette (Chairman) and Roger K. Taylor.

  The Audit Committee exercises the powers of the Board in the management of the business and affairs of the Company regarding the accounting, reporting and financial control practices of the Company. It reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the plan, fees and results of their audits and reviews their non-audit services and related fees.

  HUMAN RESOURCES COMMITTEE. The members of the Human Resources Committee are:
Terry L. Baxter (Chairman), James H. Ozanne and Roger K. Taylor.

  The Human Resources Committee establishes compensation for executive officers of the Company.


--------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS (as of March 29, 1999)
                                                                                                        Executive
                                                                                                          Officer
Name                                           Age    Position                                              Since
--------------------------------------------------------------------------------------------------------------------
Michael C. Allemang *                           56    Executive Vice President and                           1993
                                                      Chief Financial Officer
John A. Courson                                 56    Senior Vice President;                                 1990
                                                      President and Chief Executive Officer
                                                      of Central Pacific Mortgage Company
Robert R. Densmore *                            50    Executive Vice President                               1983
Mark A. Janssen *                               40    Executive Vice President and Secretary                 1996
Francis X. Mohan *                              59    President and Chief Executive Officer                  1997
--------------------------------------------------------------------------------------------------------------------

*  Member of the Board of Directors.

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

  To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the salary, incentive compensation and benefits paid by the Company to its Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer during each of the three most recent fiscal years.

SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                        Long Term Compensation
                                                 -------------------                        ----------------------
                                                                               Awards           Payouts
                                                                               ------           -------
                                                                       Other                  Long-term              All
                                                                      Annual                  Incentive            Other
Name and                                                        Compensation      SARs             Plan     Compensation
Principal Position              Year    Salary       Bonus                 a       (#)b        Payouts b                c
--------------------------------------------------------------------------------------------------------------------------
Francis X. Mohan                1998   $ 250,016    $450,000         $     -         -         $       -      $  20,000
President and Chief             1997      63,466     300,000               -         -                 -              -
Executive Officer

Robert R. Densmore              1998   $ 191,306    $ 70,468         $     -     2,194         $ 163,440      $  20,000
Executive Vice President        1997     184,079      30,000               -         -                 -          4,800
                                1996     178,196      64,000           1,468         -                 -          7,500

Michael C. Allemang             1998   $ 187,250    $ 60,000         $     -     2,194         $ 163,440      $  20,000
Executive Vice President and    1997     178,049      30,000               -         -                 -          4,800
Chief Financial Officer         1996     172,136      62,000           9,000         -                 -          7,500

Mark A. Janssen                 1998   $ 167,910    $120,000         $     -     1,757         $ 130,932      $  20,000
Executive Vice President        1997     152,043     140,000               -         -                 -          4,800
and Secretary                   1996     125,033      75,000           9,000         -                 -          7,352

John A. Courson                 1998   $ 212,056    $300,000         $12,000       439          $ 32,695      $  20,000
Senior Vice President;          1997     212,056     110,988          12,000         -                 -          4,800
President and Chief             1996     187,044     138,496          12,570         -                 -          7,500
Executive Officer of Central
Pacific

-------------------------------------------------------------------------------

a Amounts shown for 1998 consist of the following: (i) Mr. Courson: reimbursement of automobile expense. Amounts shown for 1997 consist of the following: (i) Mr. Courson: reimbursement of automobile expenses. Amounts shown for 1996 consist of the following: (i) Mr. Densmore: reimbursement of automobile expenses; (ii) Mr. Allemang: reimbursement of automobile expenses;
   (iii) Mr. Janssen: reimbursement of automobile expenses; (iv) Mr. Courson: interest reimbursement of $570 on amounts paid to purchase investment contracts and reimbursement of automobile expenses.

b  Represents amounts earned pursuant to the Company's Long-Term Incentive
   Plans.

c Represents amounts allocated pursuant to the Company's Employee Stock Ownership and 401(k) Savings Plan.

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

LONG-TERM INCENTIVE PLAN

The Company has long-term incentive plans that provide for granting stock-based and cash incentive awards to key management employees. Awards under the plans are payable upon the achievement of specific return on investment (ROE) goal covering overlapping three-year periods. Payments under the plans may accelerate in the event of a change in control of the Company, upon sale of substantially all of the assets of the Company related to mortgage banking or upon certain other events.

For the three-year periods beginning January 1, 1994, 1995 and 1996, the participants received a provisional allocation of phantom shares whose base value was equal to the market price of Fund American common stock at the beginning of the period. Based on the specific ROE achieved during the period, each participant vests in up to two times the phantom shares provisionally allocated. Each participant then receives a cash payment equal to the base value of these vested phantom shares and is awarded an equal number of stock appreciation rights (SARs). The value of each SAR equals the current price of Fund American common stock plus the total cash dividends paid on that stock since the beginning of the applicable three-year period less the market price of Fund American common stock at the beginning of the period. The SARs can be exercised for cash by the employee at any time and must be exercised no later than the earlier of the day of termination of employment or the last day of the year in which the employee attains age 65.

For the three-year periods beginning January 1, 1998 and 1999, participants received a number of units based on the participants' annual base salary. At the end of the three-year period, each unit is worth between $0.00 and $3.00 depending on specific ROE performance during the period. The unit values are paid in cash within 90 days after the end of the period.

SAR GRANTS IN LAST FISCAL YEAR


The following table summarizes stock appreciation right awards granted to the Named Executive Officers:



---------------------------------------------------------------------------------------------------------------------
                                                                                              Potential realizable
                                                                                              value at assumed
                                                                                             annual rates of stock
                                                                                              price appreciation for
                                             Percent of                                              SAR term
                          Number of          total SARs                                          (in thousands)(b)
                          securities         granted to                                       -----------------------
                          underlying         employees in                        Expiration
Name                      SARs granted(a)    fiscal year           Base price     Date           5%             10%
---------------------------------------------------------------------------------------------------------------------
Robert R. Densmore               2,194         27.68%              $74.50             b         160              168

Michael C. Allemang              2,194         27.68%               74.50             b         160              168

Mark A. Janssen                  1,757         22.17%               74.50             b         128              135

John A. Courson                    439          5.54%               74.50             b          32               34
---------------------------------------------------------------------------------------------------------------------

(a) The number of securities underlying SARs granted are based on shares of Fund American common stock.

(b) The SARs have no specific term and may be exercised at any time at the option of the holders. However, the SARs are deemed to be exercised should the holders cease to be employees of the Company. For purposes of this disclosure, the term of the SARs was assumed to expire six months after the year ended December 31, 1998, due to the definitive agreement reached in late March 1999, under which Citicorp Mortgage, Inc., will acquire substantially all of the mortgage-banking related assets of the Company and employ substantially all of the Company's employees as discussed in Note 23 on page 43 of the Company's 1998 Annual Report to Shareholders, herein incorporated by reference.

The following table summarizes SAR activity for the year ended December 31, 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


---------------------------------------------------------------------------------------------------------------------
                                                                 Number of Securities         Value of unexercised
                                                               underlying unexercised                 in-the-money
                                                            SARs at fiscal year end(b)   SARs at fiscal year-end(b)
                                                            -------------------------    -------------------------
                       Shares acquired   Value realized
Name                     on exercise(a)                   Exercisable   Unexercisable  Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------------
Robert R. Densmore                   0              0        2,194           0             150,853        0

Michael C. Allemang                  0              0        2,194           0             150,853        0

Mark A. Janssen                      0              0        1,757           0             120,848        0

John A. Courson                    871         71,035          439           0              30,177        0
---------------------------------------------------------------------------------------------------------------------

(a) Represents the number of investment contract units with respect to which the SARs were exercised.

(b) The number and value of unexercised SARs are based on shares of Fund American common stock.

PENSION BENEFITS

---------------------------------------------------------------------------------------------------------------------
                                                               Years of Service
                           ------------------------------------------------------------------------------------------
Remuneration                             15                20                25               30                35
---------------------------------------------------------------------------------------------------------------------
        $ 125,000                    $ 30,000          $ 40,000          $ 50,000         $ 60,000          $ 70,000
          150,000                      36,000            48,000            60,000           72,000            84,000
          175,000                      42,000            56,000            70,000           84,000            98,000
          200,000                      48,000            64,000            80,000           96,000           112,000
          225,000                      54,000            72,000            90,000          108,000           126,000
          250,000                      60,000            80,000           100,000          120,000           140,000
          300,000                      72,000            96,000           120,000          144,000           168,000
          400,000                      96,000           128,000           160,000          192,000           224,000
          450,000                     108,000           144,000           180,000          216,000           252,000
          500,000                     120,000           160,000           200,000          240,000           280,000
---------------------------------------------------------------------------------------------------------------------

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

  Eligible compensation for Messrs. Mohan, Densmore, Allemang, Janssen and Courson includes base salary plus bonus received, but is limited to not more than one and one-third of base salary in total. Benefits accrued under the retirement plans are limited to eligible compensation of $160,000 for 1998 for each of the Named Executive Officers.

  Benefits under the retirement plans for a single person are computed on a straight-life basis and benefits for a married person are generally computed on a joint and 50% survivor basis, subject to each participant's right to elect alternative survivor benefits. As of December 31, 1998, Messrs. Mohan, Densmore, Allemang, Janssen and Courson had 1, 22, 5, 17 and 8 whole years of credited service, respectively, for purposes of computing their benefits under the retirement plans.

COMPENSATION OF DIRECTORS

  Directors who are neither employees of the Company nor employees or directors of Fund American (Mr. Taylor) receive a fee of $1,500 for each board meeting attended.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  In connection with the employment of Mr. Mohan as President and Chief Executive Officer of the Company, the Company and Mr. Mohan entered into an employment agreement ("the Agreement"). The Agreement principally called for:
(i) Mr. Mohan to receive an annual base salary of $250,000; (ii) Mr. Mohan to receive a bonus for 1997 equal to his base salary, provided he achieved specific performance objectives; (iii) Mr. Mohan to receive additional payments of $50,000 on November 1, 1997 and $200,000 on November 1, 1998 and 1999, provided that he is an employee of the Company on those dates; (iv) Mr. Mohan to participate in the Company's Long-Term Incentive Plan; (v) Mr. Mohan to participate in an investment and option program; and (vi) in the event Mr. Mohan is terminated without cause prior to December 31, 2000, Mr. Mohan to receive two years of base salary and vest immediately in any options. Amounts relating to 1998 and 1997 are included in the "Summary Compensation Table" on page 17.

   In 1998, the Company established an Incentive Compensation Plan ("ICP") for certain key executives and directors of the Company. Under this plan, participants were provided the opportunity to invest in simulated equity shares of the Company. The value of the shares represents the calculated fair value of the Company as defined by the plan which was equal to $42.783 per share at the time of issuance in May 1998. The Company issued approximately 50,253 shares in exchange for cash proceeds of $2.2 million. Concurrent with the purchase of each equity share, the participants were granted five simulated equity options. The value of the options is equal to the appreciation in the value of the equity shares over the strike price. The initial strike price is equal to $42.783 per share and increases each January 1 by 4% beginning in 1999. The Company issued approximately 251,267 options which vest over a three-year period beginning May 1, 1998. In September 1998, the Company established a second Incentive Compensation Plan ("ICP II") for certain other key employees of the Company. Under this plan, the Company issued approximately 31,900 options with an initial strike price of $49.198 which vest over a three-year period beginning September 1, 1998. The strike price increases each September 1, by 4% beginning in 1999. Vesting of the options may accelerate in the event of a change in control of the Company (upon the sale of a majority of the Company's primary business operations, upon the sale of more than 50% of the Company's common stock, or upon certain other events. Messrs. Mohan, Densmore, Allemang, Janssen and Courson participate in the ICP described above and hold approximately 9.3%, 2.3%, 4.7%, 7.0% and 1.2%, respectively, of the total outstanding simulated equity shares and options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March 29, 1999, there were two holders of the 3,211,881 shares of the Company's issued and outstanding common stock, with each share entitled to one vote, as follows:


--------------------------------------------------------------------------------------------------------------------
Title                           Name and address of                                   Number of           Percent
of                              beneficial owners                                  shares owned          of class
Class
--------------------------------------------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------------------------------------------

  The following table sets forth, as of March 29, 1999, beneficial ownership of Fund American common stock by each director of the Company and each of the current "Named Executive Officers" as defined herein.


--------------------------------------------------------------------------------------------------------------------
Title of                        Name of                                             Number of            Percent
Class                           beneficial owner                                shares owned b         of class c
--------------------------------------------------------------------------------------------------------------------
Common stock a                  Michael C. Allemang                                        11                  *
                                Raymond Barrette                                        2,131                  *
                                Terry L. Baxter                                         3,642                  *
                                John A. Courson                                             -                  *
                                Robert R. Densmore                                          -                  *
                                Mark A. Janssen                                            18                  *
                                Francis X. Mohan                                           38                  *
                                James H. Ozanne                                           697                  *
                                Roger K. Taylor                                             -                  *
--------------------------------------------------------------------------------------------------------------------

*  Represents less than 1% of the outstanding shares.

a Represents Fund American common stock pursuant to Item 403(b) of Regulation S-K of the Securities Act of 1933.

b Except for Messrs. Barrette, Courson, Densmore and Taylor, includes shares beneficially owned by the Company's Employee Stock Ownership and 401(k) Savings Plan (whereby voting rights are exercised by the Plan's trustee and attributable under the terms of the Plan to such person).

c Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act. Except to the extent indicated above, all executive officers and directors have (or share with their spouses) sole voting and investment power with respect to the shares for which they claim beneficial ownership.

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

  During 1998, Mr. Courson received $146,502 upon the exercise of 871 investment contract units. See discussion of "Investment Contracts and Stock Appreciation Rights" on page 17.

   During 1998, the Company's directors and "Named Executive Officers" as defined herein invested approximately $1.9 million in simulated equity shares of the Company pursuant to an Incentive Compensation Plan established in 1998. See discussion of "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" on page 20.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.   (1) Financial Statements

         The Financial Statements applicable to Source One Mortgage Services Corporation and consolidated subsidiaries have been incorporated by reference herein from Source One Mortgage Services Corporation's 1998 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules appearing on page 23 of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules

         None.

     (3) Exhibits

         The exhibits required to be filed by Item 601 of Regulation S-K and by this form are listed on page 25 of this Annual Report on Form 10-K.

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

         Exhibit 10(g) Third Amendment to Source One Mortgage Services Corporation Retirement Plan

         Exhibit 10(h) Form of Source One Mortgage Services Corporation Retirement Plan Trust Agreement

         Exhibit 10(i) Source One Mortgage Services Corporation Supplemental Retirement Plan

         Exhibit 10(j) Source One Mortgage Services Corporation Stock Appreciation Rights Plan

         Exhibit 10(k) Source One Mortgage Services Corporation Long Term Incentive Plan

         Exhibit 10(l) Source One Mortgage Services Corporation New Long-Term Incentive Plan

         Exhibit 10(m) Source One Mortgage Services Corporation Incentive Compensation Plan

         Exhibit 10(n) Source One Mortgage Services Corporation Incentive Compensation Plan II

         Exhibit 10(o) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson

         Exhibit 10(p) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc.

         Exhibit 10(q) Retirement Agreement dated October 22, 1997 between Source One Mortgage Services Corporation and James A. Conrad

         Exhibit 10(r) Employment Agreement by and between Source One Mortgage Services Corporation and Francis X. Mohan

Source One Mortgage Services Corporation and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

(Item 14(a))


--------------------------------------------------------------------------------------------------------------------

                                                                                                       Annual Report
                                                                                                          page(s)*
--------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS:
  Consolidated statements of condition
    as of December 31, 1998 and 1997..........................................................................16
  Consolidated statements of income for each of the
    years ended December 31, 1998, 1997 and 1996..............................................................17
  Consolidated statements of comprehensive income for
    each of the years ended December 31, 1998, 1997, and 1996.................................................18
  Consolidated statements of stockholders' equity for each
    of the years ended December 31, 1998, 1997 and 1996.......................................................19
  Consolidated statements of cash flows for each
    of the years ended December 31, 1998, 1997 and 1996.......................................................20
  Notes to consolidated financial statements...............................................................21-43
OTHER FINANCIAL INFORMATION:
  Report of independent auditors..............................................................................15
  Selected quarterly financial data (Unaudited)...............................................................44
--------------------------------------------------------------------------------------------------------------------

*  Source One Mortgage Services Corporation's 1998 Annual Report to
   Shareholders.

  Schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted or the information required is included in the consolidated financial statements or notes thereto.

  b.     Reports on Form 8-K

  The Company filed 6 reports on Form 8-K during the fourth quarter of 1998. The dates and contents are described below:

October 26, 1998   Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of October 1998 relating to the Source
                   One Mortgage Services Corporation 11 1/2% Mortgage
                   Pass-Through Certificates, Series A

October 29, 1998   Reported Distribution Date Statements for October 25,
                   November 1, November 1, and October 20, 1998 relating to the
                   Source One Mortgage Services Corporation Agency MBS
                   Multi-Class Pass-Through Certificates Series 1987-2, 1988-1,
                   1988-2 and 1990-1, respectively

November 25, 1998  Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of November 1998 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage Pass-Through Certificates, Series A

November 30, 1998  Reported Distribution Date Statements for November 25,
                   December 1, December 1, and November 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively

December 22, 1998  Reported Distribution Date Statements for December 25, 1998,
                   December 25, 1998, January 1, 1999, January 1, 1999 and December 20, 1998 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and
                   1990-1, respectively

December 28, 1998  Reported Report to the Trustee and Report to the Certificate
                   Holders for the month of December 1998 relating to the Source One Mortgage Services Corporation 11 1/2% Mortgage Pass-Through Certificates, Series A

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

  (g) Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992 (incorporated by reference to Exhibit 19(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562)

  (h) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of medium-term indebtedness adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 19(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the Medium-Term Notes, Series B, of Source One Mortgage Services Corporation issuable under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

  (i) Resolutions of the Chairman of the Board of Source One Mortgage Services Corporation regarding the issuance of a series of medium-term notes, Series B, entitled "9% Debentures due June 1, 2012" adopted pursuant to authority delegated by the Board of Directors of Source One Mortgage Services Corporation (incorporated by reference to Exhibit (i) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-12898, formerly File No. 33-8562). (Said resolutions establish the terms of the 9% Debentures due June 1, 2012 of Source One Mortgage Services Corporation issued under the Indenture between Source One Mortgage Services Corporation and The First National Bank of Chicago dated May 7, 1992)

  (j) Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(1) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

  (k) First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

  (l) Form of 8.875% Notes due 2001 (incorporated by reference to Exhibit 4(r) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

  (m) Form of 9% Debentures due 2012 (incorporated by reference to Exhibit 4(s) of the Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-12898, formerly File No. 33-8562)

  (n) Specimen Certificate for 8.42% Cumulative Preferred Stock, Series A, of Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 4(a) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-12898)

  (o) Form of 9.375% Quarterly Income Capital Securities (Subordinated Interest Deferrable Debentures, Due 2025); included in the First Supplemental Indenture dated December 1, 1995 between Source One Mortgage Services Corporation and IBJ Schroeder Bank & Trust Company, as trustee (incorporated by reference to Exhibit (a)(2) of Amendment No. 4 to the Report on Schedule 13E-4 filed with the Securities and Exchange Commission on December 21, 1995)

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

    (k) Source One Mortgage Services Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12898)

    (l)  Source One Mortgage Services Corporation New Long-Term Incentive Plan*

    (m)  Source One Mortgage Services Corporation Incentive Compensation Plan*

    (n)  Source One Mortgage Services Corporation Incentive Compensation Plan
         II*

    (o) Investment Contract by and between Source One Mortgage Services Corporation and John A. Courson (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12898)

    (p) Incentive Agreement in the event of a sale of Source One Mortgage Services Corporation among certain Senior Officers of Source One Mortgage Services Corporation and Fund American Enterprises, Inc. (incorporated by reference to Exhibit 10(ll) of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12898)

    (q) Retirement Agreement dated October 22, 1997 between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to
         Exhibit 10(hh) of the Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12898)

    (r) Employment Agreement by and between Source One Mortgage Services Corporation and Francis X. Mohan (incorporated by reference to Exhibit 10(jj) of the Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12898)

    (s) Federal Tax Sharing Agreement dated as of January 1, 1991, and effective for taxable years beginning after December 31, 1990, by and among Fund American Enterprises Holdings, Inc. and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

    (t) Depository Agreement dated June 16, 1993 between Source One Mortgage Services Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 10(a) of the Current Report on Form 8-K dated February 28, 1994, File No. 1-12898, formerly File No. 33-8562)

    (u) Mortgage Warehousing Loan Agreement dated as of April 18, 1998 by and between Central Pacific Mortgage and PNC Bank National Association (incorporated by reference to Exhibit 10(a) of the current Report on Form 8-K dated July 10, 1998, File No. 1-12898)

    (v) Master Loan and Security Agreement dated as of May 1, 1998 between Source One Mortgage Services Corporation and Greenwich Capital Financial Products, Inc (incorporated by reference to Exhibit 10(b) of the current Report on Form 8-K dated June 23, 1998, File No. 1-12898)

    (w) Fourth Amended and Restated Revolving Credit Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders (incorporated by reference to Exhibit 10(a) of the current Report on Form 8-K dated September 2, 1998, File No. 1-12898)

    (x) Fourth Amended and Restated Security and Collateral Agency Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and The First National Bank of Chicago (in its capacity as Administrative Agent for the lenders) and National City Bank, Kentucky, as Collateral Agent (incorporated by reference to Exhibit 10(d) of the current Report on Form 8-K dated September 2, 1998, File No. 1-12898)

    (y) Revolving Credit Agreement dated as of July 10, 1998 by and among Source One Mortgage Services Corporation and the First National Bank of Chicago, individually and as Administrative Agent and Certain Other Lenders (incorporated by reference to Exhibit 10(b) of the current Report on Form 8-K dated September 2, 1998, File No. 1-12898)

    (z) Pledge and Security Agreement dated as of July 10, 1998 between Source One Mortgage Services Corporation and the First National Bank of Chicago, as Collateral Agent for the Lenders (incorporated by reference to Exhibit 10(c) of the current Report on Form 8-K dated September 2, 1998, File No. 1-12898)

    (aa) FNMA/FHLMC/GNMA Mortgage Servicing Purchase and Sale Agreement dated February 28, 1997, by and between Source One Mortgage Services Corporation and Chemical Mortgage Company (now "Chase Mortgage Company") (incorporated by reference to Exhibit 10(dd) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

    (bb) Mortgage Loan Interim Subservicing Agreement made as of March 1, 1997, by and between Chemical Mortgage Company (now "Chase Mortgage Company") and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ee) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

    (cc) Mortgage Loan Subservicing Agreement, by and between Chemical Mortgage Company (now "Chase Mortgage Company") and Source One Mortgage Services Corporation (incorporated by reference to Exhibit 10(ff) of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12898)

    (dd) Mortgage Loan Subservicing Agreement Extension Amendment, by and between Chemical Mortgage Company (now "Chase Mortgage Company") and Source One Mortgage Services Corporation (incorporated by reference to
         Exhibit 10(ii) of the Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12898)

    (ee) Mortgage Loan Subservicing Agreement Second Extension Amendment dated as of November 4, 1998, by and between Chase Mortgage Company and Source One Mortgage Services Corporation*

    (ff) Asset Purchase Agreement dated as of March 23, 1999 by and among Source One Mortgage Services Corporation, Fund American Enterprises Holdings, Inc., and Citicorp Mortgage, Inc.*

    (gg) Transition Services Agreement dated as of March 25, 1999 by and among Source One Mortgage Services Corporation and Citicorp Mortgage, Inc.*

     13  Annual Report to Security Holders

    (a) Source One Mortgage Services Corporation 1998 Annual Report to Shareholders. Such report, except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, is furnished only for the information of the Commission and is not deemed filed as part hereof*

(b)      Audit opinion of Ernst & Young LLP*

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

(a)      Consent of KPMG LLP*

(b)      Consent of Ernst & Young LLP*

(c) Consent of PricewaterhouseCoopers LLP dated March 29, 1999 relating to Financial Security Assurance Holdings Ltd.*

24       Powers of Attorney*

27       Financial Data Schedule*

99 The Consolidated Financial Statements of Financial Security Assurance Holdings Ltd. and the related Report of Independent Accountants as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998*



*  Filed herewith

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Source One Mortgage Services Corporation

Date: March 29, 1999       By:   /s/ MICHAEL C. ALLEMANG
                                 -----------------------
                                     Michael C. Allemang
                                     Executive Vice President,
                                     Chief Financial Officer and Director

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                                      Title                          Date
-------------------------------------------------------------------------------------------------------------------
  *                                                            Chairman and Director                March 29, 1999
---------------------------------------
James H. Ozanne

                                               President, Chief Executive Officer and                March 29, 1999
   *                                           Director (Principal Executive Officer)
---------------------------------------
Francis X. Mohan

/s/ MICHAEL C. ALLEMANG                     Executive Vice President, Chief Financial                March 29, 1999
----------------------------------------    Officer and Director (Principal Financial
Michael C. Allemang                         Officer and Principal Accounting Officer)


                                             Executive Vice President - Servicing and                March 29, 1999
  *                                                                         Director
---------------------------------------
Robert R. Densmore

                                             Executive Vice President, - Production &                March 29, 1999
  *                                           Capital Markets, Secretary and Director
----------------------------------------
Mark A. Janssen

  *                                                                         Director                March 29, 1999
---------------------------------------
Terry L. Baxter

  *                                                                         Director                March 29, 1999
---------------------------------------
Raymond Barrette

  *                                                                         Director                March 29, 1999
---------------------------------------
Roger K. Taylor

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