Form 10-Q
period 1999-03-31
SOURCE ONE MORTGAGE SERVICES CORP
filed 1999-05-17
CIK 801543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
     (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)              identification)


              P.O. Box 2005, Farmington Hills, Michigan 48333-2005 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (248) 488-8639






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----.

As of May 14, 1999, the number of shares of the Registrant's Common Stock outstanding was 3,211,881.


TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                     PAGE NO.

      ITEM 1. FINANCIAL STATEMENTS
      Consolidated Statements of Condition
      March 31, 1999 (Unaudited) and December 31, 1998...................................2

      Consolidated Statements of Income (Unaudited),
      Three Months Ended March 31, 1999 and 1998.........................................3

      Consolidated Statements of Comprehensive Income (Unaudited),
      Three Months Ended March 31, 1999 and 1998.........................................4

      Consolidated Statements of Cash Flows (Unaudited),
      Three Months Ended March 31, 1999 and 1998.........................................5

      Notes to Consolidated Financial Statements (Unaudited)...........................6-9

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS......................................................10-18

PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................19
      SIGNATURES........................................................................20









      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except for share and per share amounts)



--------------------------------------------------------------------------------------------------------------------
                                                                             March 31,              December 31,
                                                                                  1999                      1998
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
 ASSETS
 Cash                                                                      $     7,963               $    16,410
 Investments                                                                    62,446                    78,477
 Investment in unconsolidated affiliate (net)                                  215,554                   234,071
 Mortgage loans receivable                                                     573,223                   676,317
 Pool loan purchases                                                           199,739                   164,952
 Loans held for investment                                                       3,028                     1,707
 Capitalized servicing (net)                                                   209,702                   169,688
 Mortgage claims receivable and real estate acquired
  (net of allowance for loan losses of $6,400 in 1999 and $11,500 in 1998)      37,202                    33,121
 Premises and equipment                                                         24,306                    23,303
 Other assets                                                                  116,956                   119,931
--------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                              $ 1,450,119               $ 1,517,977
--------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Senior debt                                                               $   787,428               $   814,593
 Subordinated debt                                                              55,925                    55,771
 Accounts payable and other liabilities                                        214,054                   235,100
--------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                         $ 1,057,407               $ 1,105,464
--------------------------------------------------------------------------------------------------------------------
 Stockholders' Equity:
 Preferred stock, $.01 par value, 12,000,000 shares authorized,
   1,760,939 shares of 8.42% cumulative, Series A (aggregate
   liquidation preference of $25 per share) issued and                              18                        18
   outstanding as of March 31, 1999 and December 31, 1998
 Common stock, $.01 par value, 8,000,000 shares authorized,
   3,211,881 shares issued and outstanding                                          32                        32
 Paid-in capital                                                               346,542                   358,447
 Accumulated other comprehensive income                                         46,384                    60,396
 Retained deficit                                                                 (264)                   (6,380)
--------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                $   392,712               $   412,513
--------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,450,119               $ 1,517,977
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



       Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(Unaudited)


---------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                              1999            1998
---------------------------------------------------------------------------------------------------
REVENUE
Mortgage servicing revenue                                        $     16,124    $     22,511
Amortization of capitalized servicing                                    6,108         (14,685)
Net (loss) gain on financial instruments                               (13,988)          1,687
---------------------------------------------------------------------------------------------------
   Net servicing revenue                                                 8,244           9,513
---------------------------------------------------------------------------------------------------
Interest income                                                         22,582          17,790
Interest expense                                                        19,099          15,335
---------------------------------------------------------------------------------------------------
   Net interest revenue                                                  3,483           2,455
---------------------------------------------------------------------------------------------------
Net realized investment gain                                                57           2,016
Equity in earnings from unconsolidated affiliate                         3,428           3,117
Net gain on sale of mortgages                                           20,352          16,695
Net (loss) gain on sale of servicing                                      (140)          8,052
Other                                                                    8,960           6,149
---------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                           44,384          47,997
---------------------------------------------------------------------------------------------------
EXPENSES
Salaries and employee benefits                                          21,043          16,904
Office occupancy and equipment                                           3,639           2,822
Provision for loan losses                                                 (172)            844
Other operating expenses                                                 9,214           7,370
---------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                          33,724          27,940
---------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary loss                       10,660          20,057
Income tax expense                                                       3,414           6,937
---------------------------------------------------------------------------------------------------
Income before extraordinary loss                                         7,246          13,120
Extraordinary loss on early retirement of debt
   (net of $109 income tax benefit)                                       (203)             --
---------------------------------------------------------------------------------------------------
NET INCOME                                                        $      7,043    $     13,120
Less dividends on preferred stock                                          927             927
---------------------------------------------------------------------------------------------------
Net income applicable to common stock                             $      6,116    $     12,193
---------------------------------------------------------------------------------------------------
BASIC NET INCOME PER COMMON SHARE:
Before extraordinary loss                                                 1.97            3.80
Extraordinary loss                                                        (.07)             --
---------------------------------------------------------------------------------------------------
Basic net income per common share                                 $       1.90    $       3.80
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except for per share amounts)
(Unaudited)


--------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                               1999           1998
--------------------------------------------------------------------------------------------------
Net income                                                        $       7,043     $   13,120
Other comprehensive (loss) income, net of tax
  Unrealized (losses) gains on investments:
   Unrealized holding gain (loss) arising during period
    (net of income tax expense (benefit) of ($7,544) and $9,706 for the three months ended March 31, 1999 and 1998,
    respectively)                                                       (14,012)        18,026
--------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                       (14,012)        18,026
--------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                              (6,969)        31,146
Less dividends on preferred stock                                           927            927
--------------------------------------------------------------------------------------------------
Comprehensive (loss) income applicable to common stock            $      (7,896)    $   30,219
--------------------------------------------------------------------------------------------------
Basic comprehensive (loss) income per common share                $       (2.46)    $     9.41
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)


--------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                 1999            1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                          $     7,043   $      13,120
  Noncash items included in the determination of net income:
   Amortization of capitalized servicing                                                   (6,108)         14,685
   Net unrealized loss on financial instruments                                             1,914             113
   Provision for loan losses                                                                 (172)            844
   Depreciation and amortization                                                            1,097             807
   Loss on sale of financial instruments                                                   12,159              --
   Write-down of loans held for investment                                                    532              --
   Net realized gain on investments                                                            --          (2,016)
   Loss (gain) on sale of servicing                                                           140          (8,052)
   Undistributed earnings from unconsolidated affiliate                                    (3,039)         (2,745)
   Extraordinary loss on repurchase of debt                                                   203              --
  Mortgage loan production                                                             (2,878,997)     (2,374,745)
  Mortgage loan sales and amortization                                                  2,982,091       2,310,692
  Net proceeds from sale of financial instruments                                           2,341              --
  Net decrease in accounts payable and other liabilities                                  (10,956)        (37,403)
  Net (increase) decrease in other assets                                                 (10,655)         12,086
  Net change in current and deferred income taxes receivable and payable                   (4,799)          6,667
--------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                         92,794         (65,947)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Collections on and sales of pool loan purchases, mortgage claims receivable
    and real estate acquired                                                                7,985          40,149
  Additions to pool loan purchases, mortgage claims receivable and real estate            (46,681)        (19,623)
    acquired
  Additions to capitalized mortgage servicing rights                                      (73,226)        (53,781)
  Net proceeds from sale of servicing                                                      55,241          43,750
  Additions to long-term investments                                                         (296)         (1,437)
  Collections on notes receivable                                                              --           7,000
  Principal payments received on long-term investments                                         --           3,785
  Net increase in short-term investments                                                       --         (26,005)
  Net acquisition of premises and equipment                                                (1,880)           (561)
  Net increase in loans held for investment                                                (1,853)           (590)
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                     (60,710)         (7,313)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net (decrease) increase in credit agreement borrowings                                  (19,392)         98,037
  Retirement of debt                                                                       (8,307)             --
  Dividends paid                                                                          (12,832)        (25,927)
  Other                                                                                        --            (130)
--------------------------------------------------------------------------------------------------------------------
Net cash (used) provided  by financing activities                                         (40,531)         71,980
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (8,447)         (1,280)
Cash at beginning of period                                                                16,410           3,134
--------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $     7,963   $       1,854
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Source One Mortgage Services Corporation ("SOMSC") (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements to achieve consistent presentation of the 1999 and 1998 results.


NOTE 2.  RECENT DEVELOPMENTS

On March 17, 1999, the Boards of Directors of White Mountains Holdings, Inc. and Fund American Enterprises Holdings, Inc. unanimously approved the sale of the majority of the Company's assets to Citicorp Mortgage, Inc. ("Citicorp") pursuant to the asset purchase agreement dated March 23, 1999.

As of May 1, 1999, the Company and Citicorp closed the previously announced transaction under which Citicorp acquired substantially all of the principal mortgage assets of the Company and assumed certain liabilities, including all public debt of the Company effective May 1, 1999 (the "Citicorp Transaction"). The Company retained its investments in its unconsolidated affiliate, Financial Security Assurance Holdings Ltd, ("FSA") and certain other mortgage-related assets and liabilities.

In connection with the Citicorp Transaction, the Company will redeem all of its outstanding preferred stock on June 3, 1999. The redemption price is $25 per share, plus dividends accrued and unpaid to the redemption date. From May 1, 1999 to the redemption date, the accrued dividend will be $0.187 per share, bringing the total per share redemption price to $25.187. In addition, on May 3, 1999, all amounts outstanding under SOMSC's credit agreements were repaid and the agreements were dissolved.

NOTE 3.  ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 as of December 31, 1998. The adoption of SFAS No. 131 resulted in a change to financial statement disclosure only and had no effect on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("the AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's current financial position or results of operations.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q
                                       6

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. The Company adopted SFAS No. 134 effective January 1, 1999. The adoption of SFAS No. 134 did not have a material effect on the Company's current financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000 with earlier adoption permitted. The Company expects to adopt SFAS No. 133 in 2000. The Company has not yet evaluated the impact of adopting SFAS No. 133.

NOTE 4.  FINANCIAL INSTRUMENTS

In conjunction with the sale of the Company's capitalized servicing asset as part of the Citicorp Transaction discussed in Note 2 to the consolidated financial statements, the Company liquidated the majority of its investments in financial instruments. In March 1999, the Company sold interest rate floor contracts ("floors") with a carrying value of $7.1 million and a notional value of $900.0 million for proceeds of $4.3 million and realized a net loss of $2.8 million. As of March 31, 1999, the Company's open floor with a total notional principal amount of $200.0 million had a carrying value of $1.0 million and an original cost of $0.9 million. The Company sold its investment in the floor in April 1999 and realized a net gain of $.04 million.

During March 1999, the Company also paid $3.1 million to terminate all of its outstanding interest rate ("I/R") swap agreements with a carrying value of $4.7 million and a notional value of $290.0 million and realized a net loss of $7.8 million on the transaction. In addition, the Company sold all of its outstanding principal-only ("P/O") swaps with a carrying value of $2.7 million and an original notional value of $50.0 million for proceeds of $1.2 million and realized a net loss of $1.5 million.

NOTE 5.  BASIC NET INCOME AND COMPREHENSIVE INCOME PER SHARE

Basic net income and comprehensive income per share amounts were computed based on 3,211,881 weighted average total number of common shares outstanding for the three month periods ended March 31, 1999 and 1998.

NOTE 6. REPORTABLE SEGMENTS

The Company's reportable segments include Production and Servicing. The Production segment originates and sells into the secondary market a variety of residential loan products, including conventional, government, subprime, manufactured housing, 203 (k) and high LTV loans. The Servicing segment services conforming residential mortgage loans and subservices residential mortgage loans for third parties.

There were no changes in the accounting policies of the segments during the 1999 first quarter. The Company accounts for any intersegment activity as if it were with third parties, that is at estimated market prices.





      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

The Company determined its reportable segments based upon the organization of information provided to its board of directors. Each segment is a strategic business unit that offers either a product or a service. The segments are managed separately because each requires different technology and strategies.


--------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999 (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                      Production       Servicing           Other (a)       Total
                                                   -----------------------------------------------------------------
Revenues from external customers                   $      28,581   $      16,491    $        281(b)   $   45,353
Intersegment revenues                                       (821)            821              --              --
Segment profit                                             8,288           2,223          (4,300)          6,211
Segment Assets (c)                                       573,223         409,441         190,160       1,172,824
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998 (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                      Production       Servicing           Other(a)        Total
                                                   -----------------------------------------------------------------
Revenues from external customers                   $      27,737   $      22,311    $      4,297(b)   $   54,345
Intersegment revenues                                       (527)            527              --              --
Segment profit                                            11,572           2,055            (494)         13,133
Segment Assets (c)                                       583,300         355,434         234,980       1,173,714
--------------------------------------------------------------------------------------------------------------------

(a)  Primarily represents unallocated overhead.
(b) Primarily represents unallocated net gain on sale of pool loan purchases and loans held for investment and gain on sale of servicing.
(c) Management does not typically review segment assets information. The only segment assets reviewed or monitored by management are mortgage loans receivable, pool loan purchases and capitalized servicing. `Other' segment assets include all other mortgage-banking related assets.

The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the three months ended March 31, 1998 and 1999:

--------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999 (in thousands)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary loss:
Income before income taxes and extraordinary loss for reportable segments                             $    6,211
Non mortgage-banking-related income before income taxes and extraordinary loss                             4,449(a)
--------------------------------------------------------------------------------------------------------------------
Total income before income taxes and extraordinary loss                                               $   10,660
--------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998 (in thousands)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes:
Income before income taxes for reportable segments                                                    $   13,133
Non mortgage-banking-related income before income taxes                                                    6,924(a)
-------------------------------------------------------------------------------------------------------------------
Total income before income taxes                                                                      $   20,057
-------------------------------------------------------------------------------------------------------------------

(a) Relates to the Company's investment in unconsolidated affiliate and other investments.






      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit at banks, excluding custodial bank accounts.

The following table provides additional cash and noncash information not presented elsewhere in the consolidated financial statements:


--------------------------------------------------------------------------------
Three months ended March 31, (in thousands)                   1999          1998
--------------------------------------------------------------------------------
Interest paid                                         $     19,527    $   13,496
--------------------------------------------------------------------------------
Income taxes paid                                     $      8,740    $      125
--------------------------------------------------------------------------------
Noncash investing and financing activities:
 Sales of servicing rights                            $     69,933    $   60,234
--------------------------------------------------------------------------------










     Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with (i) the condensed consolidated financial statements and the notes thereto included elsewhere in this report and (ii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (including the financial statements included therein). The following discussion and analysis contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such difference or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. (See the disclosures under "Item 1. Business - Certain Business Conditions", "Item 1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

SUMMARY- Source One Mortgage Services Corporation (together with its subsidiaries, the "Company") reported net income of $7.0 million for the three months ended March 31, 1999 compared to $13.1 million for 1998. The Company's 1999 results include a $.1 million loss on the sales of servicing to third parties and adjustments to previous sales, $3.4 million pretax equity in earnings of an unconsolidated affiliate and a $13.6 million pretax recovery of valuation allowances on the Company's capitalized servicing asset, which was offset by a $14.0 million net loss on financial instruments. The Company's 1998 results include an $8.1 million pretax gain on sales of servicing to third parties and adjustments to previous sales, $3.1 million pretax equity in earnings of an unconsolidated affiliate and a $1.5 million pretax charge for impairment of the Company's capitalized servicing asset, which was partially offset by a $1.7 million pretax net gain on financial instruments.

The Company reported a comprehensive loss (which includes the net change in after tax unrealized gains and losses) of $7.0 million for the three months ended March 31, 1999 compared to comprehensive income of $31.1 million for 1998. The unrealized gains and losses are associated with the Company's investment in FSA, which it acquired in the first half of 1997.

During the three months ended March 31, 1999 and 1998, the Company sold the rights to service approximately $1.7 and $3.5 billion, respectively of its nonrecourse mortgage servicing portfolio to third parties. During the 1999 first quarter, the Company acquired the rights to subservice approximately $.9 billion of mortgage loans. The Company did not acquire any subservicing rights during the first quarter of 1998.

During 1998 and 1997, the Company sold the rights to service $4.1 billion and $17.0 billion, respectively, of its nonrecourse mortgage servicing portfolio to a third party and continues to service these loans pursuant to a subservicing agreement ("the 1997 Subservicing Agreement"). In December 1997, the 1997 Subservicing Agreement was amended to extend the Company's subservicing responsibilities for one additional year at less favorable terms that the original agreement provided. The amended terms became effective in March 1998, June 1998 and August 1998 for Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Government National Mortgage Association ("GNMA" or "Ginnie Mae"), and Federal National Mortgage Association ("FNMA" or "Fannie Mae") loans, respectively. In early November 1998, the Company amended the 1997 Subservicing Agreement again to extend its subservicing responsibilities for two additional years at slightly more favorable terms than the first amendment provided. As a result, the Company will continue to service these loans at least until March 2001, June 2001 and August 2001 for FHLMC, GNMA and FNMA loans, respectively.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's mortgage loan production and mortgage servicing portfolio activity for the first three months of 1999 and 1998 are summarized in the following tables:


-----------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31,
-----------------------------------------------------------------------------------------
MORTGAGE LOAN PRODUCTION: (in millions)                        1999              1998
-----------------------------------------------------------------------------------------
BY TYPE:
  FHA/VA Insured                                          $   2,196          $    1,568
  Conventional                                                  680                 807
-----------------------------------------------------------------------------------------
Total                                                     $   2,876          $    2,375
-----------------------------------------------------------------------------------------
BY SOURCE:
  Retail                                                  $     639          $      687
  Wholesale                                                   2,237               1,688
-----------------------------------------------------------------------------------------
Total                                                     $   2,876          $    2,375
-----------------------------------------------------------------------------------------


In response to increased industry competition for producing and servicing conforming mortgage loans, the Company decided to broaden its product line by offering higher margin products. The Company began producing 203(k) (FHA home improvement) loans, manufactured housing loans, subprime loans and high loan-to-value ("high LTV") second mortgage loans in late 1997. The 203(k) loans and the manufactured housing loans are being sold into agency pools with servicing retained. The subprime and high LTV loans are being originated for a fee and sold to third parties on a servicing released basis. The Company is currently subservicing subprime loans and has the capability to service and subservice high LTV loans. Although these higher margin products are a new focus for the Company, they accounted for less than 4% of total production in each of the three month periods ended March 31, 1999 and 1998.


--------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                      March 31,
--------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO: (in millions)                    1999                 1998
--------------------------------------------------------------------------------------------
Servicing portfolio owned at beginning of period          $   9,197          $    11,627
Mortgage loan production                                      2,876                2,375
--------------------------------------------------------------------------------------------
    Total servicing in                                        2,876                2,375
--------------------------------------------------------------------------------------------
Regular payoffs                                                 320                  489
Sale of servicing                                             1,747                3,534
Principal amortization, foreclosures and other                  212                  209
--------------------------------------------------------------------------------------------
    Total servicing out                                       2,279                4,232
--------------------------------------------------------------------------------------------
Servicing portfolio owned at end of period                    9,794                9,770
--------------------------------------------------------------------------------------------
Subservicing portfolio                                       15,853               14,032
--------------------------------------------------------------------------------------------
Total servicing portfolio at end of period                $  25,647          $    23,802
--------------------------------------------------------------------------------------------





      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in 1999 mortgage loan production reflects slightly lower market interest rates and a corresponding increase in refinance activity throughout the first three months of 1999 compared to 1998. Production related to refinancing activity totaled $1.9 billion and $1.7 billion for the three months ended March 31, 1999 and 1998, respectively. The decrease in payoffs primarily reflects a smaller average owned servicing portfolio during the first quarter of 1999 as compared to 1998.

Additional information regarding the Company's mortgage loan servicing portfolio is shown below:


----------------------------------------------------------------------------------------------
                                                  March 31,               December 31,
                                                    1999                     1998
----------------------------------------------------------------------------------------------
MORTGAGE SERVICING PORTFOLIO:               Owned      Total(a)       Owned       Total(a)
----------------------------------------------------------------------------------------------
Number of loans serviced                   134,809     387,949      128,330      384,466
Weighted average net servicing fee
  (at end of period)(d)                      .407%         (c)        .397%           (c)
Weighted average interest rate               7.64%       7.91%        7.76%         7.99%
Percent delinquent (b)                       7.65%       7.50%        9.06%         8.57%
----------------------------------------------------------------------------------------------

(a) Includes loans subserviced for others having a principal balance of 15,853 million and $15,915 million as of March 31, 1999 and December 31, 1998, respectively.
(b) Includes loans in process of foreclosure.
(c) This amount is not meaningful, as it would be calculated as a combination of two different measurements: the net servicing fee earned on the Company's owned servicing portfolio, which is calculated as a percentage of the outstanding principal balance serviced; and the subservicing fee earned on the Company's subservicing portfolio, which is calculated based upon the terms of the various subservicing agreements.
(d) Excludes servicing fees assigned to mortgage loans receivable.

REVENUE- Mortgage servicing revenue decreased to $16.1 million in the first three months of 1999 from $22.5 million in 1998. The decrease in mortgage servicing revenue is primarily a result of the 1999 and 1998 servicing sales and lower subservicing revenue generated as a result of the first amendment to the 1997 Subservicing Agreement. Amortization of capitalized servicing decreased to a $6.1 million recovery for the first quarter of 1999 from $14.7 million of expense for the first quarter of 1998. Amortization includes the change in the valuation allowances for impairment of the Company's capitalized servicing asset as indicated in the following table:

------------------------------------------------------------------------------------------------------
Three months ended, (in thousands)                                         1999            1998
------------------------------------------------------------------------------------------------------
Scheduled amortization of capitalized servicing                      $   (7,447)    $  (13,226)
Decrease (increase) in valuation allowances for impairment               13,555         (1,459)
------------------------------------------------------------------------------------------------------
Total amortization of capitalized servicing                          $    6,108     $  (14,685)
------------------------------------------------------------------------------------------------------







      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The 1999 recovery of the previously established valuation allowances is primarily the result of decreased market consensus prepayment rates and a corresponding increase in the fair value of the Company's capitalized servicing asset during the first quarter 1999. The impairment charge in 1998 is primarily the result of increased market consensus prepayment rates and a corresponding decrease in the fair value of the Company's capitalized servicing asset during the first quarter 1998. Excluding the effects of impairment, amortization expense decreased to $7.4 million in the first three months of 1999 from $13.2 million in 1998. This decrease is primarily the result of a smaller average servicing asset in the first quarter 1999 as compared to 1998 and the reduction in amortization of the Company's subservicing asset.

The Company recorded a net loss on its financial instruments of $14.0 million for the first three months of 1999. The net loss includes a net realized loss of $12.2 million on the sales of financial instruments during 1999, unrealized losses of $1.9 million due to a net decrease in the fair market value of the remaining financial instruments, slightly offset by realized gains of $.1 million from net cash flows received. The Company recorded a net gain on its financial instruments of $1.7 million for the first three months of 1998. The 1998 net gain includes realized gains of $1.8 million from net cash flows received, slightly offset by $.1 million of unrealized losses due to a net decrease in the fair market value of the various financial instruments outstanding.

Interest income increased to $22.6 million in the first three months of 1999 from $17.8 million in 1998. The increase in interest income is primarily the result of the increase in mortgage loan production and the corresponding increase in average mortgage loans receivable inventory. Interest expense was $19.1 million and $15.3 million for the three months ended March 31, 1999 and 1998, respectively. This increase is primarily the result of increased short-term borrowings necessary to fund the increase in 1999 production.

Net realized investment gain decreased to $.1 million in the three months ended March 31, 1999 from $2.0 million in 1998. The 1999 net gain is the result of cash flows received on certain investments previously written off. The 1998 gain is primarily the result of a realized gain from a distribution received on a partnership investment. There were no partnership distributions in 1999.

Net gain on sale of mortgages increased to $20.4 million in the first three months of 1999 from $16.7 million in the comparable 1998 period. This increase is primarily the result of increased mortgage loan sales volumes and the corresponding increase in capitalized originated mortgage servicing rights ("OMSR") income. The 1999 net gain on sale of mortgages also reflects a $.5 million pretax charge relating to approximately $1.9 million of the Company's mortgage loans receivable which were reclassified as held for investment and were marked down from amortized cost to current market value.

The Company recorded a $.1 million pretax loss on sales of servicing during the first quarter of 1999, which reflects the sales of the rights to service approximately $1.7 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales. The Company recorded an $8.1 million pretax gain on sales of servicing during the first quarter of 1998, which reflects the sales of the rights to service approximately $3.5 billion of the Company's nonrecourse mortgage servicing portfolio to third parties and adjustments to previous servicing sales.

Other revenue was $9.0 million and $6.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase in other revenue primarily reflects an increase in ancillary production income associated with the increase in overall 1999 production volumes.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSES - Salaries and employee benefits expense was $21.0 million and $16.9 million for the three months ended March 31, 1999 and 1998, respectively. Generally accepted accounting principles ("GAAP") require certain loan origination revenues to be netted against direct loan origination costs. Since salaries and employee benefits expense is the largest component of loan origination costs, approximately 90% of loan origination revenues are accounted for as a reduction to salaries and benefits expense as indicated in the following table:


------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31,
------------------------------------------------------------------------------------------------
(in thousands)                                                        1999               1998
------------------------------------------------------------------------------------------------
Unadjusted salaries and employee benefits expense         $         28,257   $         24,992
GAAP net origination revenues                                       (7,214)            (8,088)
------------------------------------------------------------------------------------------------
GAAP salaries and employee benefits expense               $         21,043   $         16,904
------------------------------------------------------------------------------------------------


The decrease in loan origination revenues reflects the decrease in retail mortgage loan production during the first quarter of 1999 as compared to the first quarter of 1998. Excluding the effects of loan origination revenue, salaries and employee benefits expense increased 13%. This increase is primarily due to increased headcount resulting from expansion of the production network and an increase in loan officer commissions associated with the increase in 1999 wholesale mortgage loan production.

The provision for loan losses was $.2 million of recovery for the first quarter of 1999 as compared to $.8 million of expense for 1998. The 1999 provision includes a $1.3 million recovery of previously established valuation allowances, resulting primarily from the expiration of a certain indemnity obligation of the Company during the first quarter of 1999. The 1998 provision includes a $.5 million charge to the valuation allowance for loan losses, primarily related to certain litigation, which was settled during the first quarter 1998.

During the first quarter of 1999, the Company recognized an extraordinary loss of $.2 million, net of income tax benefit, on the early retirement of $8.0 million of its outstanding 9% debentures due 2012.










      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

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

Senior and subordinated debt consists of the following:


-----------------------------------------------------------------------------------------------------------
                                                                              March 31,      December 31,
(in thousands)                                                                    1999              1998
-----------------------------------------------------------------------------------------------------------
Credit agreements, weighted average interest rates
  of 5.77% as of March 31, 1999 and
  December 31, 1998                                                      $     677,836      $    697,229
8.875% medium-term notes due October 15, 2001                                   18,723            18,723
9.0% debentures due June 1, 2012                                                92,000           100,000
9.375% subordinated debentures due December 31, 2025                            55,976            55,976
Less unamortized discount, premium and issuance costs (net)                     (1,182)           (1,564)
-----------------------------------------------------------------------------------------------------------
Total senior and subordinated debt                                       $     843,353      $    870,364
-----------------------------------------------------------------------------------------------------------

In July 1998, the Company amended and restated its $701.0 million secured revolving credit agreement to increase its borrowing capacity and flexibility. The provisions of the amended agreement increased its borrowing capacity from $701.0 million to $800.0 million, which allows the Company to meet higher borrowing requirements resulting from increased production volumes. The provisions also allow the Company to more fully utilize the facility by easing its restrictions with respect to the Company's use of its high LTV mortgage loans and non-conforming second mortgage loans as collateral and increasing the collateral value of the Company's mortgage-backed-security ("MBS") pools. Borrowings under the facility are secured primarily by the Company's mortgage loans receivable and pool loan purchases. As of March 31, 1999 the Company had $631.1 million outstanding under this facility. As of December 31, 1998 the Company had $650.5 million outstanding under the previous facility.

In July 1998, the Company entered into an additional secured credit agreement to be used for working capital and general corporate purposes, including the funding of mortgage loans. Under this agreement, the Company may borrow up to $35.0 million through July 9, 1999. Borrowings under this facility are secured by the Company's investment in FSA common stock. As of March 31, 1999, the Company had $35.0 million outstanding under this facility. As of December 31, 1998, there were no outstanding borrowings under this facility.

In May 1998, the Company entered into a new secured credit agreement for purposes of financing the origination or acquisition of subprime and high LTV loans. Under this agreement, the Company may borrow up to $175.0 million through April 29, 1999. Borrowings under this facility are secured by the underlying loans. As of March 31, 1999 and December 31, 1998, the Company had $3.9 million and $21.6 million outstanding under this facility, respectively.

On May 3, 1999, in conjunction with the Citicorp Transaction, the Company repaid all amounts outstanding under the above agreements. As a result, the agreements were dissolved and the Company recognized approximately $.1 million of deferred issuance costs related to these agreements.



      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Central Pacific replaced its existing $15.0 million unsecured revolving credit agreement with a new mortgage warehousing agreement in April 1998, to fund the origination or acquisition of mortgage loans. Under this agreement, Central Pacific could borrow up to $25.0 million through April 15, 1999. Borrowings under this new facility are secured by the underlying loans. In July 1998, Central Pacific amended this new agreement to increase its borrowing capacity to $40.0 million. In February 1999, the agreement was extended through June 1, 1999. As of March 31, 1999 and December 31, 1998, there was $7.8 million and $25.1 million outstanding under this agreement, respectively. In conjunction with the Citicorp Transaction, Citicorp assumed all amounts outstanding under this agreement.

The Company has a dividend policy which may result in the payment of dividends on the Company's common stock, dependent upon the earnings, cash position and capital needs of the Company, limitations in credit agreements, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company paid cash dividends on its common stock totaling $11.9 million for the three months ended March 31, 1999. The Company paid cash dividends totaling $104.0 million for the year ended December 31, 1998. These dividend payments have been reflected as reductions in paid-in capital.

During the first three months of 1999, the Company sold the rights to service approximately $1.7 billion of its nonrecourse mortgage servicing portfolio to third parties for net proceeds of $28.0 million. The Company used the initial proceeds received from the sales totaling $21 million for general corporate purposes. The remaining balance of $7 million is included in other assets in the consolidated statement of condition as of March 31, 1999. During 1998, the company sold the rights to service approximately $10.6 billion of its nonrecourse mortgage servicing portfolio for net proceeds of $227.9 million.










      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COMPLIANCE

During the fourth quarter of 1996, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and applications that the Company currently believes are necessary to achieve a year 2000 date conversion with no material adverse effects to its customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company has substantially completed the testing phase for all information technology ("IT") systems and is currently concentrating efforts on testing outside constituents. Additionally, non-IT systems have also been reviewed for affects of the Year 2000 dilemma. Non-IT systems influenced by Year 2000 date conversion will be upgraded or replaced by the third quarter of 1999.

During 1998, the Company engaged an independent consultant to perform an assessment of the Company's Year 2000 readiness. The assessment confirmed that the Company was in the final stages of completion and that the Company was a low risk entity for adverse Year 2000 incidents.

The total pretax cost of achieving Year 2000 compliance, including $1.0 million for hardware and software upgrades, is approximately $2.6 million. To date, the Company has incurred approximately $2.5 million in costs. These costs have been expensed as incurred, with the exception of hardware costs, which were capitalized in accordance with GAAP. The Year 2000 project has accounted for less than 15% of the total IT budget since the project's inception in 1996.

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






      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS

ACCOUNTING FOR FSA OPTIONS AND CONVERTIBLE PREFERRED STOCK. The Company currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, gives the Company the right to acquire up to 4,560,607 additional FSA Shares. The Company's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's equity value ($36.25 per FSA Share at March 31, 1999). The Company's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($46.14 per FSA Share at March 31, 1999).

The Company currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing the Company's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, the Company expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, the Company's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of the Company's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets at the date of exercise, the Company would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of March 31, 1999, the Company would be required to reduce its stockholders' equity by $49.3 million and would record a deferred credit of $21.6 million. This net difference in carrying value of $27.7 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's equity value) would continue to exist until such time as equity accounting is no longer appropriate for the Company's investment in FSA Shares.

This analysis is based solely on the Company's current circumstances concerning its investments in FSA Options and FSA Preferred Stock. The Company's actual accounting valuation will be determined at the point of exercise for the FSA Options and upon the conversion of the FSA Preferred Stock and will be based on the circumstances concerning such investments existing at that time.










      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits:

             Exhibit

             No.              Description
             ---        -----------------------
             27         Financial Data Schedule

  b. Form 8-K: The Company filed six current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1999.

       (i)   January 25, 1999: Reported Distribution Date Statements for
             January 25, February 1, February 1, and January 20, 1999 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

       (ii) January 25, 1999: Reported Report to the Trustee and Report to the Certificate Holders for the month of January 1999 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

       (iii) February 24, 1999: Reported Distribution Date Statements for February 25, March 1, March 1, and February 1999 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

       (iv) February 25, 1999: Reported Report to the Trustee and Report to the Certificate Holders for the month of February 1999 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.

       (v)   March 22, 1999: Reported Distribution Date Statements for
             March 25, March 25, April 1, April 1, and March 20, 1999 relating to the Source One Mortgage Services Corporation Agency MBS Multi-Class Pass-Through Certificates Series 1987-1, 1987-2, 1988-1, 1988-2 and 1990-1, respectively.

       (vi) March 25, 1999: Reported Report to the Trustee and Report to the Certificate Holders for the month of March 1999 relating to the Source One Mortgage Services Corporation 11-1/2% Mortgage Pass-Through Certificates, Series A.







      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                            SOURCE ONE MORTGAGE SERVICES CORPORATION
                            ----------------------------------------
                                         (Registrant)







DATE: MAY 14, 1999      /S/ MICHAEL C. ALLEMANG
------------------      -----------------------
                            Michael C. Allemang
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)











      Source One Mortgage Services Corporation and Subsidiaries Form 10-Q

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule
